Form 10-Q
period 1996-03-29
BROTHERS GOURMET COFFEES INC
filed 1996-05-10
CIK 913344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

     (Mark One)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1996

                                       OR

         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ________ to ________

                         Commission file number 0-23024

                         BROTHERS GOURMET COFFEES, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                     52-1681708

     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                     Identification No.)

                                2255 GLADES ROAD
                                   SUITE 100E
                              BOCA RATON, FL 33431
                    (Address of principal executive offices)
                                   (Zip code)
                                 (407) 995-2600
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
             Exchange Act of 1934 during the preceding 12 months (or
                 for such shorter period that the Registrant was
                required to file such reports), and (2) has been
            subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

As of May 7, 1996 the Registrant had outstanding (1) 10,362,605 shares of Common Stock, par value $.0001 per share, and (2) 839,332 shares of Class B Common Stock, par value $.0001 per share.

                         BROTHERS GOURMET COFFEES, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
         Item 1.           Financial Statements (Unaudited)

                           Condensed Consolidated Balance Sheets--March
                           29, 1996 and December 29, 1995.....................1

                           Condensed Consolidated Statements of
                           Operations--Three months ended March 29, 1996
                           and March 31, 1995.................................2

                           Condensed Consolidated Statements of Cash
                           Flows--Three months ended March 29, 1996 and
                           March 31, 1995.....................................3

                           Notes to Condensed Consolidated Financial
                           Statements--March 29, 1996.........................4

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations.........................................7

PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings.................................10

         Item 2.           Changes in Securities.............................10

         Item 3.           Defaults Upon Senior Securities...................10

         Item 4.           Submission of Matters to a Vote of Security
                           Holders...........................................10

         Item 5.           Other Information.................................10

         Item 6.           Exhibits and Reports on Form 8-K..................10

SIGNATURES...................................................................12

                         BROTHERS GOURMET COFFEES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                               March 29,   December 29,
                                                                                  1996         1995
                                                                              ----------   ------------
                                                                              (Unaudited)
                           ASSETS
Current assets:
         Cash                                                                 $    --      $    --
         Trade receivables, net                                                   8,741       14,354
         Receivable from the sale of retail operations                            4,308        6,271
         Inventories                                                              7,095        6,390
         Prepaid promotional expenses                                             2,563        2,398
         Prepaid expenses and other current assets                                1,467          932
         Net assets of discontinued retail operations
          at estimated net disposal value                                           722        1,350
                                                                              ---------    ---------
                                 Total current assets                            24,896       31,695

Property, plant and equipment, net                                               15,351       16,534
Net noncurrent assets of discontinued
         retail operations, at estimated disposal value                            --          1,122
Other assets:
         Excess of cost over net assets acquired, net                            53,580       53,950
         Noncompete agreements, net                                               2,094        2,498
         Noncurrent promotional expenses                                          4,255        3,319
         Other assets                                                               755          842
                                                                              ---------    ---------
                                                                              $ 100,931    $ 109,960
                                                                              =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Current maturities of long-term debt                                 $  11,328    $  19,004
         Accounts payable                                                         7,932        6,444
         Accrued expenses                                                         7,206        6,680
         Accrued losses and other costs of
           discontinued retail operations                                         2,081        4,378
         Accrued restructuring costs                                                981        1,539
                                                                              ---------    ---------
                                 Total current liabilities                       29,528       38,045
Minority interest                                                                    91          191
Stockholders' equity:
         Preferred Stock--10,000,000 shares authorized: $1.00 par value;
           -0- shares issued and outstanding at March 29, 1996
           and December 29, 1995                                                   --           --
         Common Stock--15,000,000 shares authorized:
            $.0001 par value; 10,400,105 shares issued and outstanding
            at  March 29, 1996 and December 29, 1995                                  1            1
         Class B Common Stock--2,000,000 shares authorized:
            $.0001 par value; 839,332 shares issued and outstanding
            at March 29, 1996 and December 29, 1995                                --           --
         Additional paid-in capital                                             142,505      142,505
         Accumulated deficit in earnings                                        (70,944)     (70,532)
         Treasury stock (37,500 shares, at cost)                                   (250)        (250)
                                                                              ---------    ---------
                           Total stockholders' equity                            71,312       71,724
                                                                              ---------    ---------
                                                                              $ 100,931    $ 109,960
                                                                              =========    =========

See accompanying notes to condensed consolidated financial statements.

                         BROTHERS GOURMET COFFEES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        Three-months    Three-months
                                                       Ended March 29, Ended March 31,
                                                            1996            1995
                                                       --------------- ---------------
Net sales                                                 $ 19,109        $ 25,901
Cost of goods sold                                          10,007          15,085
                                                          --------        --------
       Gross profit                                          9,102          10,816

Operating expenses:
       Distribution, selling and marketing                   6,514          10,151
       Administrative                                        1,558           1,904
       Amortization of intangibles                             775             898
       Restructuring                                            97          (1,000)
                                                          --------        --------
Income (loss) from operations                                  158          (1,137)

Other expenses (income):
       Interest expense, net                                   579             361
       Other income                                             (9)            (11)
                                                          --------        --------
Loss from continuing operations                               (412)         (1,487)

Loss from discontinued retail operations                      --            (2,044)
                                                          --------        --------
Net loss                                                  $   (412)       $ (3,531)
                                                          ========        ========

Loss per common share:
       Loss per common share from continuing
             operations                                   $  (0.04)       $  (0.13)
       Loss per common share from discontinued
             retail operations                                --          $  (0.19)
                                                          --------        --------
Net  loss per common share                                $  (0.04)       $  (0.32)
                                                          ========        ========

Weighted average common shares outstanding                  11,202          11,198
                                                          ========        ========

See accompanying notes to condensed consolidated financial statements.

                         BROTHERS GOURMET COFFEES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  Three-months     Three-months
                                                                 Ended March 29,  Ended March 31,
                                                                      1996             1995
                                                                 ---------------  ---------------
Cash flows from operating activities:
Net loss                                                             $  (412)         $(3,531)
Adjustments to reconcile net income to cash
     provided by operating activities:
         Discontinued retail operations                                 --              2,044
         Depreciation and amortization                                 3,501            3,749
         Current and noncurrent promotional expenses                  (2,294)          (1,910)
Changes in operating assets and liabilities:
         Current assets                                                4,255            3,287
         Current liabilities                                           1,729           (3,547)
         Other noncurrent assets                                        (106)             (22)
                                                                     -------          -------
Net cash provided by (used in) operating activities:
     Continuing operations                                             6,673               70
     Discontinued retail operations                                   (1,760)          (1,563)
                                                                     -------          -------
                                                                       4,913           (1,493)
Cash flows from investing activities:
     Purchases of property, plant and equipment, net                    (420)            (549)
     Proceeds from sale of discontinued retail operations              3,183             --
                                                                     -------          -------
         Net cash provided by (used in) investing activities           2,763             (549)

Cash flows from financing activities:
     Net borrowings and repayments under revolving
          line of credit                                              (7,676)           1,949
     Issuance of common stock                                           --                 93
                                                                     -------          -------
         Net cash (used in) provided by financing activities          (7,676)           2,042
                                                                     -------          -------

Change in cash                                                          --               --
Cash at the beginning of the period                                     --               --
                                                                     -------          -------

Cash at the end of the period                                        $  --            $  --
                                                                     =======          =======

See accompanying notes to condensed consolidated financial statements.

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q pursuant to the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X, as amended. Accordingly, they do not include all the financial statements and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 29, 1996 are not necessarily indicative of the results that may be expected for the year ended December 27, 1996. For further information, refer to the Brothers Gourmet Coffees, Inc.'s (the "Company") consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

NOTE 2--RECLASSIFICATION AND RESTATEMENTS

Certain amounts in the financial statements for the three-month period ended March 31, 1995 have been reclassified to conform to presentation in the financial statements for the three-month period ended March 29, 1996.

NOTE 3--SALES

The Company is an integrated sourcer, roaster and wholesaler of high quality gourmet coffee products. The Company participates in the wholesale distribution channel through sales of gourmet coffee to supermarkets, grocery stores and mass merchandisers. The Company's business is seasonal, with increased sales during the colder months. As a result, in a typical year, a substantial portion of the Company's sales and its reported income from operations occur during the fourth quarter of each year. The Company's results of operations for any particular quarter may not necessarily be indicative of its results of operations for any other particular quarter or for the whole year.

NOTE 4--EARNINGS PER SHARE

Shares underlying options and warrants are not included in the computation for the three-month periods ended March 29, 1996 and March 31, 1995 because the effect is antidilutive to the net loss per share.

NOTE 5--INVENTORIES

The components of inventories consist of the following:

                                        March 29,  December 29,
                                           1996       1995
                                        ---------  ------------
Green coffee                             $ 2,009     $ 1,594
Finished goods                             4,783       4,428
Packaging and other supplies               1,936       2,001
                                         -------     -------
                                           8,728       8,023
Less: LIFO reserve                        (1,633)     (1,633)
                                         -------     -------
                                         $ 7,095     $ 6,390
                                         =======     =======

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

An actual valuation of inventory under the last-in, first-out ("LIFO") method can only be determined at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Because inventory levels and costs are subject to many factors beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

NOTE 6--CREDIT ARRANGEMENTS

In March 1996, the Company obtained a ninety-day extension to June 28, 1996, of its existing revolving credit facility with First Union National Bank of North Carolina (the "Bank") (the "Existing Credit Facility"). Under the terms of the extension, (1) the Company's borrowing availability under the Existing Credit Facility was reduced to $13,500 and is subject to further reduction(s) for any proceeds the Company receives from the sale of discontinued retail operations,
(2) the Bank received an extension fee of $260 and (3) the Bank received a warrant to purchase 286,770 shares of Class B Common Stock at an exercise price of $.01 per share, which warrant will vest in its entirety and become exercisable in full if all outstanding obligations under the Existing Credit Facility are not repaid on or before May 31, 1996. During April 1996, the Company's borrowing availability and outstanding principal loan balance under the Existing Credit Facility were reduced by an additional $500 of proceeds from the sale of discontinued retail operations.

In April 1996, the Company received a commitment (the "Commitment") from another lending institution (the "Lender") for a new long-term financing arrangement (the "New Credit Facility"). Under the terms of the Commitment, the Lender would provide (1) up to a $15,000 borrowing based, revolving line of credit which would bear interest initially at the rate of prime plus 1.0% (with a LIBOR Rate interest option at LIBOR plus 2.5%) and mature in three years, (2) up to a $10,000 term loan which would bear interest initially at the rate of prime plus 1.5% (with a LIBOR Rate interest option at LIBOR plus 3.0%) and be payable over three years (the "Term Loan") and (3) certain guaranty and letter of credit facilities. The Term Loan would be available in two tranches, Tranche A in the amount of $7,500, which would be made available in full at the time of closing the New Credit Facility, and Tranche B in the amount of $2,500, which would become available after the Company meets certain financial convenants (to be set forth in the definitive loan agreement). Management believes that it will complete negotiations and documentation of, and close, the New Credit Facility, and intends to draw under the New Credit Facility and repay the obligations under the Existing Credit Facility in full, on or before May 31, 1996.

NOTE 7--DISCONTINUED OPERATIONS

In June 1995, the Company's board of directors (the"Board") adopted a plan (the "Disposition Plan") to dispose of all of its retail operations, consisting of the Gloria Jean's specialty retail business ("Gloria Jean's") and the Brothers Gourmet Coffee Bars (the "Coffee Bars"). Accordingly, the operating results of discontinued retail operations, including provisions for estimated losses during the phase-out period, have been segregated from continuing operations and reported as a separate line item on the statement of operations. Interest expense has been allocated to discontinued retail operations based on the ratio of discontinued operations net assets to consolidated net assets. Due to the subjective nature of estimating future operating losses and incremental costs of disposal, it is reasonably possible that these estimates may change in the future. Future changes in estimates will be included in the statement of operations in the fiscal year determined.

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 29, 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

In February and March 1996, the Company closed the sale of 18 of its Coffee Bars located in Colorado,Texas and Washington, D.C. (including 1 Coffee Bar site which was not built out) for $1,750 (subject to certain holdbacks to secure the performance by the Company of certain of its post-closing obligations). The Company's 4 Coffee Bars located in New York are under contract (the "N.Y. Coffee Bars"). Also, the Company's 11 Coffee Bars (including 4 Coffee Bar sites which were not built out) in Illinois are under contract (the "Illinois Coffee Bars"). The terms of both of these sales are currently being negotiated. The Company expects to close (1) the sale of its N.Y. Coffee Bars in May 1996 and (2) the sale of its Illinois Coffee Bars in late May or early June 1996.

As of March 29, 1996, the Company's obligations under the non-cancelable operating leases for its Coffee Bars were as follows: fiscal year 1996 - $184; fiscal year 1997 - $336; fiscal year 1998 - $346; fiscal year 1999 - $355; fiscal year 2000 - $369 ; and thereafter -$1,064. The Company is in the process of attempting to negotiate the settlement of its lease obligations with respect to its remaining 5 Coffee Bar sites (1 in New York, 1 in Maryland and 3 in Texas) that were never built out. Management has accrued for the termination costs associated with these leases and believes that such accrual is adequate.

NOTE 8--CONTINGENCIES

See "PART II -- Other Information -- Item 1. Legal Proceedings" below for information concerning (1) certain franchisee litigation filed against Edglo Enterprises, Inc. ("Edglo") and indemnification issues related thereto and (2) certain shareholder lawsuits that have been filed against the Company.

NOTE 9--RESTRUCTURING

In connection with the Disposition Plan, the Company accrued $1,500 in restructuring costs during the second quarter of fiscal year 1995. The $1,500 second quarter accrual was for certain personnel severance and facilities consolidation costs. During the first quarter of 1996, the Company recorded $97 of additional restructuring costs in connection with severance costs related to the closing of its Denver, Colorado roasting and packaging facility. The Company anticipates that it will incur additional restructuring costs, which are not expected to be significant, associated with its ongoing effort to streamline its cost structure.

During the first quarter of fiscal 1995, the Board terminated the Company's 1993 restructuring plan, which resulted in the reversal into income of $1,000 of previously accrued restructuring costs. The reversal of accrued restructuring costs was principally associated with the curtailment of production facilities realignment and other operational changes in connection with previous acquisitions.

NOTE 10--INCOME TAXES

The Company historically has experienced net operating losses and has established valuation allowances to offset net deferred tax assets. Accordingly, the Company has had no provision for income taxes for the three-month periods ended March 29, 1996 and March 31, 1995, and expects this trend to continue for the remainder of fiscal 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company is an integrated sourcer, roaster, and wholesaler of high quality gourmet coffee products. The Company is the largest wholesaler of gourmet coffees in the United States and sells its gourmet coffees to supermarkets, grocery stores and mass merchandisers.

FIRST QUARTER FISCAL 1996 COMPARED WITH FIRST QUARTER FISCAL 1995

      NET SALES. Net sales decreased $6.8 million, or 26.2%, in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 due to a decline in pound volume of 1.4 million. This decline resulted principally from the loss of certain customers in its grocery channel of distribution. Competitive pressures to provide unprofitable promotional incentives (in the form of product placement costs) and the Company's decision not to provide certain other product placement costs due to liquidity constraints were the principal reasons for the loss of these customers.

      GROSS PROFIT AND GROSS PROFIT MARGIN. Gross profit decreased $1.7 million, or 15.8%, in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995. The $1.7 million decrease resulted principally from a decrease in sales volume. In addition, gross profit during the first quarter of fiscal 1995 included $0.5 million of last-in, first-out ("LIFO") basis cost of goods sold reductions due principally to inventory decrements not recurring during the first quarter of fiscal 1996. The gross profit margin increased as a percentage of sales from 41.8% in the first quarter of fiscal 1995 to 47.6% in the first quarter of fiscal 1996 principally due to a decline in green coffee costs by approximately $.40 per pound and decreases in plant overhead costs due to plant consolidations of $0.2 million.

      DISTRIBUTION, SELLING AND MARKETING EXPENSES. Distribution, selling and marketing expenses decreased $3.6 million, or 35.8%, in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 principally due to lower advertising and promotional expenses, product placement, distribution costs and salaries. Distribution, selling and marketing expenses as a percentage of sales decreased from 39.2% of sales in the first quarter of fiscal 1995 to 34.1% of sales in the first quarter of fiscal 1996 principally due to the same factors.

      ADMINISTRATIVE EXPENSES. Administrative expenses decreased $0.3 million, or 18.2%, in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 principally due to lower professional fees, salaries, and bad debt expense aggregating $0.5 million which were partially offset by plant consolidation equipment transfer and set-up costs of $0.2 million.. Administrative expenses increased from 7.4% of sales in the first quarter of fiscal 1995 to 8.2% of sales in the first quarter of fiscal 1996 due the $6.8 million decrease in sales being relatively greater than the $.3 million decrease in administrative expenses .

      RESTRUCTURING CHARGES. Restructuring charges increased $1.1million in the first quarter fiscal 1996 as compared to the first quarter of fiscal 1995. Additionally, in the first quarter of 1996, the Company incurred $0.1 million of severance expense related to the closing of its Denver, Colorado roasting and packaging facility. The Company anticipates additional minor restructuring costs during the remainder of fiscal 1996 related to the closing of its Pittsburgh, Pennsylvania roasting and packaging facility.

      INTEREST EXPENSE. Interest expense increased $0.2 million, or 60.4%, in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995. During the first quarter of fiscal 1995, $0.4 million of interest expense was allocated to discontinued retail operations compared to $-0- of interest expense allocated to discontinued retail operations in the first quarter of fiscal 1996. Total interest expense for both continuing and discontinued retail operations decreased $0.2 million in the first quarter of 1996 compared to the first quarter of fiscal 1995 principally due to lower outstanding borrowings.

      LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations decreased $1.3 million in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 principally due to lower operating expenses.

      LOSS FROM DISCONTINUED RETAIL OPERATIONS. Loss from discontinued retail operations decreased $2.0 million in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. In the second quarter of fiscal 1995, the Board adopted the Disposition Plan to sell its entire retail operations. Accordingly, the operating results of the discontinued retail operations, including provisions for estimated losses during the phase-out period, have been segregated from continuing operations and reported as a separate component of loss.

      NET LOSS. Net loss decreased $3.1 million, or 88.3%, in the first quarter of fiscal 1996 from the first quarter of fiscal 1995 principally because of decreased losses from continuing and discontinued retail operations.

      SUMMARY. The Company's plans for its wholesale operations in fiscal 1996 include the following:

      /bullet/ revising its product packaging;
      /bullet/ offering new coffee blends and new coffee flavors;
      /bullet/ offering a new 8 oz. coffee can;
      /bullet/ offering a new 1.75 oz. mini-can;
      /bullet/ providing new display models to grocery stores and supermarkets;
               and
      /bullet/ aggressively pursuing new wholesale customer accounts and renewals of existing wholesale accounts.

There can be no assurance that implementation of any of these projects will increase the Company's gross revenues.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by (used in) operations for the first quarter of fiscal 1996 and the first quarter of fiscal 1995 was $4.9 million and ($1.5) million, respectively. Net cash provided by (used in) in investing activities for the first quarter of fiscal 1996 and the first quarter of fiscal 1995 was $2.8 million and $(0.5) million, respectively. Net cash (used in) provided by financing activities for the first quarter of fiscal 1996 and the first quarter of fiscal 1995 was $(7.7) million and $2.0 million, respectively. During the first quarter of fiscal 1996, cash from operating activities and the liquidation of accounts receivable were partially offset by increases in inventories and promotional costs and payments related to discontinued retail operations. Net cash provided by operations and proceeds from the sale of discontinued retail operations were used to fund capital expenditures and to paydown the obligations under its Existing Credit Facility.

      Management expects capital expenditures in fiscal 1996 (primarily associated with the acquisition of customer display and plant equipment) not to exceed $4 million. Management expects to fund these expenditures from operations and borrowings under the Company's New Credit Facility (as discussed below), to the extent required. At March 29, 1996, the Company had approximately $2.2 million of unused borrowing availability under its Existing Credit Facility.

      The Company's Existing Credit Facility was due to mature on March 31, 1996. In late March 1996, the Company obtained a ninety-day extension of the maturity date of its Existing Credit Facility to June 28, 1996. In early April 1996, the Company received a Commitment for a New Credit Facility from another lending institution. See Note 6 - Credit Arrangements to the Notes to Condensed Consolidated Financial Statements for a detailed discussion of the status of the Existing Credit Facility and the Commitment for the New Credit Facility. Notwithstanding the foregoing, there can be no assurance that the Company will be successful in closing the New Credit Facility.

SUPPLY OF COFFEE AND GENERAL RISK CONDITIONS

      Coffee is the world's second largest traded commodity. Supply and price can be and have been volatile. While most coffee trades in the commodities market, coffee of the quality level sought by the Company has a tendency to trade on a negotiated basis at a substantial premium above commodity coffee pricing, depending upon the supply and demand at the time of purchase. The supply and price can be affected by multiple factors, such as weather, politics and economics in the coffee producing countries, many of which are lesser developed nations.

      The International Coffee Organization, through the imposition of export quotas agreed upon by consumer and producer member nations, has in the past attempted to maintain the commodity prices of green coffees. In July 1989, the refusal of certain countries to participate in the quota system resulted in the dissolution of the agreement and a drop in the prices of coffees. In August 1993, 21 coffee-producing countries formed a new cartel, the Association of Coffee Producing Countries

("ACPC"), and announced plans to cut the supply of coffee by 20% beginning October 1, 1993 in an attempt to raise world coffee prices. The effect of the ACPC on coffee prices is difficult to determine in light of the dramatic price increases resulting from the frosts in Brazil discussed below. Nonetheless, the ACPC met in November of 1994 and resolved to withhold 20% of its exportable green coffee bean crop in an effort to raise and sustain green coffee bean prices. In January 1996, the ACPC agreed to extend its current limitations on the supply of green coffee upon their expiration in June 1996 through the 1996/1997 green coffee year. The Company is unable to predict whether the ACPC will be successful in achieving its goals; however, the supplies of green coffees held by consumers (roasters and buyers) are currently at historical low levels.

      Brazil experienced frosts on June 26, 1994 and July 10, 1994 which reportedly damaged approximately 40% of its green coffee bean crop. The announcement of the Brazilian frost damage caused a substantial increase in green coffee bean prices and other coffee-product related prices worldwide. The Company purchases a modest amount of its green coffee beans from Brazil. Nonetheless, in the third and fourth quarters of fiscal year 1994 the Company experienced a significant increase in the price of green coffee beans which carried over into the first three quarters of fiscal 1995. Subsequent to the third quarter of fiscal 1995, the Company's green coffee purchases and commitments returned to pricing levels closer to those that existed prior to June 1994 Brazilian frost.

      The Company is unable to predict weather events that may adversely affect coffee supplies in particular countries. In the past, when green coffee bean prices have increased, the Company has been able to pass those price increases through to its customers, thereby maintaining its gross profit margins. The Company was not able to immediately pass through to customers all of the price increases in the third and fourth quarters of fiscal 1994 following the significant increase in green coffee bean prices that resulted from the Brazilian frost. In the third and fourth quarter of fiscal 1994 and the first quarter of fiscal 1995, the Company experienced customer resistance to price increases. In light of the events in the third and fourth quarters of fiscal year 1994 and first quarter of fiscal 1995, the Company cannot predict whether it will be able to pass inventory price increases through to its customers in full in the future.

      A significant portion of the Company's green coffee supply is contracted for future delivery, generally between three and twelve months forward (with declining percentages of the supply being subject to future contracts in the latter portions of each year), to ensure both an adequate supply and reduced risk of short-term price fluctuations. Green coffee is a large market with well-established brokers, importers and warehousemen through which the Company manages its requirements. In addition to forward purchases, the Company keeps physical inventory in each of its production facility(ies) and third-party warehouses representing anywhere from four to ten weeks of supply requirements. All coffee purchase transactions are in U.S. dollars, the industry's standard currency. The Company believes that it is not dependent upon any one importer or broker for its supply of green coffee beans from any particular country.

SEASONALITY AND FLUCTUATIONS IN QUARTERLY RESULTS

      The Company's business is seasonal, with increased sales during the colder months. As a result, in a typical year, a substantial portion of the Company's sales and its reported income from operations occur during the fourth quarter of each fiscal year, while the Company's working capital requirements fluctuate during the year with its greatest needs during the third and fourth quarter of each year. The Company's income from operations thus fluctuates somewhat from quarter to quarter. The timing of slotting fee payments, other similar payments and product introduction costs in connection with wholesale accounts and the amount of revenue contributed by such new wholesale accounts may cause the Company's quarterly results of operations to fluctuate in the future. The Company may experience quarterly losses and its results of operations for any particular quarter may not necessarily be indicative of net income or loss that may be expected for any other particular quarter or for the whole year.

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

1. Gloria Jean's Franchise Litigation. See the discussion of the Gloria Jean's Franchise Litigation, current through March 28, 1996, in Part I, Item 3.,
Section 1., of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995 (the "1995 10-K"). There have been no material developments with respect to the Gloria Jean's Franchise Litigation since March 28, 1996.

2. Shareholder Class Action. See the discussion of the Shareholder Class Action, current through March 28, 1996, in Part I, Item 3., Section 2., of the Company's 1995 10-K. In early April 1996, the court granted the Company's motion requesting a stay of discovery pending the court's ruling on the Company's motion to dismiss the entire class action lawsuit (the "Motion to Dismiss"). Oral argument of the Company's Motion to Dismiss is currently scheduled in May 1996. There have been no other material developments with respect to the Shareholder Class Action since March 28, 1996.

3. Shareholder Derivative Action. See discussion of the Shareholder Derivative Action, current through March 28, 1996, in Part I, Item 3., Section 3., of the Company's 1995 10-K. There have been no material developments with respect to the Shareholder Derivative Action since March 28, 1996.

4. Other Litigation. The Company is also involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these routine legal proceedings will have a material adverse effect on the financial condition or operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

      None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A)      EXHIBITS.

               10.1 Agreement of Sale by and among Foster Brothers Corporation and Brothers Coffee Bars, Inc., Brothers Gourmet Coffees, Inc. and Brothers Retail Corp. and joined in by Kent Foster dated as of March 27, 1996.

               10.2 Fourth Amendment to Loan Agreement and Loan Documents dated as of March 29, 1996 by and between the Company and First Union National Bank of North Carolina.

      (B)      REPORTS ON FORM 8-K.

               On April 3, 1996, the Company filed a Current Report on Form 8-K with a press release as an exhibit reporting that the Company completed the sale of five of its Washington, D.C. retail coffee bars and has also accepted an offer to sell its four coffee bars located in New York City. The Company also announced that it was successful in obtaining a ninety-day extension to June 28, 1996 of its Existing Credit Facility, which allows the Company to continue negotiating a long-term financing arrangement with another lending institution.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         BROTHERS GOURMET COFFEES, INC.

Dated: May 7, 1996                           By: /s/ BARRY BILMES
                                                 ----------------
                                             Barry Bilmes
                                             Vice President Finance
                                             and Administration

                                             Signing on behalf of the registrant
                                             and as principal accounting officer
                                             of the registrant