Form 10-Q
period 1996-06-28
BROTHERS GOURMET COFFEES INC
filed 1996-08-09
CIK 913344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549


                                    FORM 10-Q

        (Mark One)
           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 28, 1996

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 8, 1996 the Registrant had outstanding (1) 10,362,605 shares of Common Stock, par value $.0001 per share, and (2) 839,332 shares of Class B Common Stock, par value $.0001 per share.


                         BROTHERS GOURMET COFFEES, INC.


                                      INDEX


PART I - FINANCIAL INFORMATION                                                         PAGE
- ------------------------------                                                         ----
    Item 1.       Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets--June 28, 1996 and
                  December 29, 1995......................................................1

                  Condensed Consolidated Statements of Operations--Three months and six months ended June 28, 1996 and June 30, 1995...................2

                  Condensed Consolidated Statements of Cash Flows--Three months and six months ended June 28, 1996 and June 30, 1995...................3

                  Notes to Condensed Consolidated Financial Statements--
                  June 28, 1996..........................................................4

    Item 2.       Management's Discussion and Analysis
                  of Financial Condition and Results of Operations.......................8


PART II - OTHER INFORMATION

    Item 1.       Legal Proceedings.....................................................12

    Item 2.       Changes in Securities.................................................12

    Item 3.       Defaults Upon Senior Securities.......................................12

    Item 4.       Submission of Matters to a Vote of Security Holders...................12

    Item 5.       Other Information.....................................................12

    Item 6.       Exhibits and Reports on Form 8-K......................................12

SIGNATURES..............................................................................14


                         BROTHERS GOURMET COFFEES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  June 28,     December 29,
                                                                      1996             1995
                                                              -------------    -------------
                      ASSETS                                    (Unaudited)
Current assets:
        Cash                                                  $         --      $      --
        Trade receivables, net                                       8,373         14,354
        Receivable from the sale of retail operations                4,308          6,271
        Inventories                                                  7,607          6,390
        Prepaid promotional expenses                                 2,203          2,398
        Prepaid expenses and other current assets                    1,052            932
        Net assets of discontinued retail operations
         at net disposal value                                          --          1,350
                                                              ------------    -----------
                        Total current assets                        23,543         31,695
Property, plant and equipment, net                                  14,725         16,534
Net noncurrent assets of discontinued
        retail operations, at estimated disposal value                 72           1,122
Other assets:
        Excess of cost over net assets acquired, net                53,210         53,950
        Noncompete agreements, net                                   1,795          2,498
        Noncurrent promotional expenses                              3,011          3,319
        Other assets                                                 1,238            842
                                                              ------------    -----------
                                                                  $ 97,594      $ 109,960
                                                              ============    ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
        Current maturities of long-term debt                    $    1,500      $  19,004
        Accounts payable                                             7,217          6,444
        Accrued expenses                                             5,657          6,680
        Accrued losses and other costs of
          discontinued retail operations                               968          4,378
        Accrued restructuring costs                                    689          1,539
                                                               -----------    -----------
                    Total current liabilities                       16,031         38,045
Long term debt, less current maturities                             12,143             --
Minority interest                                                       44            191
Stockholders' equity:
        Preferred Stock--10,000,000 shares authorized: $1.00 par value;
          -0- shares issued and outstanding at June 28, 1996
          and December 29, 1995                                         --             --
        Common Stock-- 15,000,000 shares authorized:
           $.0001 par value; 10,400,105  shares issued and outstanding
           at  June 28, 1996 and December 29, 1995                       1              1
        Class B Common Stock--2,000,000 shares authorized:
            $.0001 par value; 839,332 shares issued and outstanding
            at June 28, 1996 and December 29, 1995                      --             --
        Additional paid-in capital                                 142,505        142,505
        Accumulated deficit in earnings                            (72,880)       (70,532)
        Treasury stock (37,500 shares, at cost)                       (250)          (250)
                                                               -----------    -----------
              Total stockholders' equity                            69,376         71,724
                                                               -----------    -----------
                                                                   $97,594       $109,960
                                                               ===========    ============

See accompanying notes to condensed consolidated financial statements.

                         BROTHERS GOURMET COFFEES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                               THREE MONTHS   THREE MONTHS   SIX MONTHS     SIX MONTHS
                                                               ENDED JUNE 28, ENDED JUNE 30, ENDED JUNE 28, ENDED JUNE 30,
                                                                    1996          1995          1996            1995
                                                               -------------  -------------- -------------  -------------
Net sales                                                         $ 15,413      $ 23,345      $ 34,523     $ 49,246
Cost of goods sold                                                   8,711        14,469        18,719       29,534
                                                                  --------      --------      --------     --------
      Gross profit                                                   6,702         8,876        15,804       19,712

Operating expenses:
      Distribution, selling and marketing                            5,939         9,283        12,452       19,386
      Administrative                                                 1,376         4,417         2,937        6,364
      Restructuring                                                    124         1,500           221          500
      Amortization of intangibles                                      672           885         1,446        1,783
                                                                  --------      --------      --------     --------
Loss from operations                                                (1,409)       (7,209)       (1,252)      (8,321)

Other expenses (income):
      Interest expense, net                                            540           664         1,119        1,084
      Other (income) expense                                           (13)           27           (23)         (18)
                                                                  --------      --------      --------     --------
Loss from continuing operations                                     (1,936)       (7,900)       (2,348)      (9,387)

Loss from discontinued retail operations                              --          (3,324)         --         (5,368)
Loss on disposal of discontinued
          retail operations                                           --         (35,226)         --        (35,226)
                                                                  --------      --------      --------     --------

Net  loss                                                         $ (1,936)     $(46,450)     $ (2,348)  $  (49,981)
                                                                  ========      ========      ========     ========

Loss per common share:
      Loss per common share
         from continuing operations                               $  (0.17)    $   (0.70)     $ (0.21)     $  (0.84)

      Loss per common  share
         from  discontinued retail operations                         --           (3.44)          --         (3.62)
                                                                  --------      --------      --------     --------
Net  loss per common share                                        $  (0.17)    $   (4.14)     $ (0.21)     $  (4.46)
                                                                  ========      ========      ========     ========

Weighted average common shares outstanding                          11,202        11,212        11,202       11,205
                                                                  ========      ========      ========     ========

See accompanying notes to condensed consolidated financial statements.


                         BROTHERS GOURMET COFFEES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                       THREE MONTHS    THREE MONTHS    THREE MONTHS   SIX MONTHS
                                                                       ENDED JUNE 28,  ENDED JUNE 30,  ENDED JUNE 28, ENDED JUNE 30,
                                                                           1996            1995           1996             1995
                                                                        ------------   -------------   -------------  -------------
Cash flows from operating activities:
Net loss                                                                  $(1,936)      $(46,450)      $ (2,348)      $(49,981)
Adjustments to reconcile net income to cash
   provided by operating activities:
        Discontinued retail operations                                       --           35,876           --           35,876
        Depreciation and amortization                                       2,998          4,669          6,499          8,980
        Current and noncurrent promotional expenses                         1,425         (1,097)          (869)
                                                                                                                        (3,007)
Changes in operating assets and liabilities:
        Current assets                                                        276          8,266          4,531         13,716
        Current liabilities                                                (3,103)        (4,604)        (1,374)        (8,296)
        Other noncurrent assets                                              (107)           (19)          (213)           (69)
                                                                          -------       --------       --------       --------
Net cash (used in) provided by operating activities:
    Continuing operations                                                    (447)        (3,359)         6,226         (2,781)
    Discontinued retail operations                                         (1,168)           854         (2,928)         1,807
                                                                          -------       --------       --------       --------
                                                                           (1,615)        (2,505)         3,298           (974)
Cash flows from investing activities:
    Purchases of property, plant and equipment, net                          (754)        (1,939)        (1,174)        (5,515)
    Proceeds from sale of discontinued retail operations                      754           --            3,937
                                                                         --------       --------       --------       --------

        Net cash (used in) provided by investing activities                  --           (1,939)         2,763         (5,515)


Cash flows from financing activities:
    Net borrowings and repayments under long-term
         revolving line of credit                                          (5,885)         4,278        (13,561)         6,233
    Proceeds from term loan                                                 7,500           --            7,500           --
    Issuance of common stock                                                 --              166           --              256
                                                                          -------       --------       --------       --------
        Net cash provided by (used in) financing activities                 1,615          4,444         (6,061)         6,489

Change in cash                                                               --             --             --             --
Cash at the beginning of the period                                          --             --             --             --
                                                                          -------       --------       --------       --------
Cash at the end of the period                                             $  --         $   --         $   --             --
                                                                          =======       ========       ========       ========


See accompanying notes to condensed consolidated financial statements.

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 28, 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q pursuant to the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X, as amended. Accordingly, they do not include all the financial statements and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 28, 1996 are not necessarily indicative of the results that may be expected for the year ending December 27, 1996. For further information, refer to the Brothers Gourmet Coffees, Inc.'s (the "Company") consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 29, 1995.


NOTE 2--RECLASSIFICATION AND RESTATEMENTS

Certain amounts in the financial statements for the three month and six month periods ended June 30, 1995 have been reclassified to conform to presentation in the financial statements for the three month and six month periods ended June 28, 1996.

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


NOTE 4--EARNINGS PER SHARE

Shares underlying options and warrants are not included in the computation for the three months and six months ended June 28, 1996 and June 30, 1995 because the effect is antidilutive to the net loss per share.

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 28, 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



NOTE 5--INVENTORIES

The components of inventories consist of the following:

                                                JUNE 28,       DECEMBER 29,
                                                    1996             1995
                                                --------       ------------
Green coffee                                     $ 2,881            1,594
Finished goods                                     4,964            4,428
Packaging and other supplies                       1,395            2,001
                                                 -------          -------
                                                   9,240            8,023
Less: LIFO reserve                                (1,633)         (1,633)
                                                 -------          -------
                                                 $ 7,607          $ 6,390
                                                 =======          =======

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


NOTE 6--CREDIT ARRANGEMENTS

On May 29, 1996 (the "Closing Date"), the Company and Sanwa Business Credit Corporation, in its capacity as agent and sole initial lender (the "Lender"), entered into a $25,000, long term credit facility (the "New Credit Facility"). The New Credit Facility consists of (1) up to a $15,000 borrowing based, revolving credit facility (the "Revolving Facility"), (2) up to a $10,000 term loan facility ("Term Facility"), consisting of two components, (a) a term loan in the amount of $7,500 ("Term Loan A") and (b) a second term loan in the amount of $2,500 ("Term Loan B"), which will become available when the Company meets certain financial targets, and (3) certain guaranty and letter of credit facilities.

The Revolving Facility bears interest at the rate of prime plus 1.0% (with an interest rate option at LIBOR plus 2.5%). The Term Facility bears interest at the rate of prime plus 1.5% (with an interest rate option at LIBOR plus 3.0%).

The Revolving Facility will mature on May 28, 1999. Term Loan A is payable in 60 equal monthly principal payments of $125 each, plus interest. The unused commitment fee on the Revolving Facility is .5% on the average daily unused balance thereof. At June 28, 1996, the Company had $3,800 of unused borrowing availability under its Revolving Facility.

The New Credit Facility, which is a full recourse obligation of the Company, is secured by substantially all the Company's assets. The New Credit Facility agreement contains standard and customary (1) affirmative and negative covenants, including restrictions on (a) the incurrence by the Company of additional indebtedness, (b) the payment by the Company of dividends, (c) the guaranty by the Company of any other indebtedness and (d) the acquisition or disposition of Company assets without the Lender's prior approval, and (2) financial covenants.

On the Closing Date, the Company drew down the full amount of Term Loan A (ie. $7,500) and approximately $5,000 of the Revolving Facility. The Company used these funds to repay the entire amount due to its prior lender, (the "Bank Debt"), First Union National Bank of North Carolina (the "Bank"). Upon repayment of the Bank Debt, the Bank's warrant to acquire

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 28, 1996
                      (IN THOUSANDS. EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



286,770 shares of the Company's Class B Common Stock, which was scheduled to vest in full on May 31, 1996, expired, and the Bank Debt facility was terminated.

In connection with the closing of the New Credit Facility, the Company, J.H. Whitney & Co. ("Whitney") and J.P. Bolduc ("Bolduc") (Whitney and Bolduc are referred to herein as the "Providers") entered into a Credit Support Agreement, whereby the Providers agreed to provide $2,000 of credit support ("Credit Support"), in the form of letters of credit (the "Letters of Credit"), for the Company's obligations under the New Credit Facility. Providing the Credit Support to the Lender was a condition to closing the New Credit Facility. Each Provider also entered into a Participation Agreement (the two Participation Agreements are substantially similar) with the Lender setting forth the parties' respective intercreditor rights and obligations in the event the Lender draws on the Letters of Credit. As payment for the Credit Support, the Company (1) paid each Provider $20 and (2) issued to each Provider (a) a warrant, dated as of May 29, 1996, to purchase 103,626 shares of Common Stock at an exercise price per share equal to the average daily trading price of the Common Stock for the 30-day period commencing on April 30, 1996 and ending on May 29, 1996, which warrant will vest in four equal tranches on May 29, 1996, September 29, 1996, January 29, 1997 and May 28, 1997, if any obligations remain outstanding on the part of the Provider to the Lender as of each such vesting date ("Warrant A"),
(b) a second warrant, dated as of May 29, 1996, to purchase 37,488 shares of Common Stock at an exercise price per share equal to the average daily trading price of the Common Stock for the 30-day period commencing on April 30, 1999 and ending on May 29, 1999, which warrant will vest in four equal tranches on May 29, 1999, September 29, 1999, January 29, 2000 and May 28, 2000 if any
obligations remain outstanding on the part of the Provider to the Lender as of each such vesting date ("Warrant B") and (c) a third warrant, dated as of May 29, 1996, to purchase 37,488 shares of Common Stock at an exercise price per share equal to the average daily trading price of the Common Stock for the 30-day period commencing on April 30, 2000 and ending on May 29, 2000, which warrant will vest in four equal tranches on May 29, 2000, September 29, 2000, January 29, 2001 and May 28, 2001 if any obligations remain outstanding on the part of the Provider to the Lender as of each such vesting date ("Warrant C"). The term of each (i) Warrant A is five (5) years, (ii) Warrant B is eight (8) years and (iii) Warrant C is nine (9) years.


NOTE 7--DISCONTINUED OPERATIONS

In June 1995, the Company's Board of Directors (the"Board") adopted a plan (the "Disposition Plan") to dispose of all of its retail operations, consisting of the Gloria Jean's specialty retail business ("Gloria Jean's") and the Brothers Gourmet Coffee Bars (the "Coffee Bars"). Since then, the operating results of discontinued retail operations, including provisions for estimated losses during the phase-out period, have been segregated from the operating results of continuing operations and reported as a separate line item on the statement of operations. Interest expense has been allocated to discontinued retail operations based on the ratio of discontinued operations net assets to consolidated net assets. Due to the subjective nature of estimating future operating losses and incremental costs of disposal, it is reasonably possible that these estimates may change in the future. Future changes in estimates will be included in the statement of operations in the fiscal year determined.

During the first six months of 1996, the Company closed the sale of 29 of its Coffee Bars located in Colorado, Texas, Washington D.C. and Chicago (including the assignment of leases on 5 Coffee Bar sites which were never built out) for $2,400 (subject to certain holdbacks to secure the performance by the Company of certain of its post-closing obligations). The Company is negotiating to sell two of its Coffee Bars located in New York and expects to close this sale in the third quarter of fiscal 1996.

As of June 28, 1996, the Company 's obligations under the noncancelable operating leases for its Coffee Bars were as follows: fiscal year 1996 -$91; fiscal year 1997 -$185; fiscal year 1998 - $197; fiscal year 1999 -$200; fiscal year 2000

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 28, 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)



$203; and thereafter - $886. The Company is negotiating the settlement of its lease obligations with respect to its remaining 7 Coffee Bar sites (3 in New York, 1 in Maryland and 3 in Texas) that were closed or never built out.

Management has accrued for the estimated termination costs associated with these leases and believes that such accrual is adequate.


NOTE 8--CONTINGENCIES

See "PART II -- Other Information -- Item 1. Legal Proceedings" below for information concerning (1) certain franchisee litigation filed against Edglo Enterprises, Inc. ("Edglo") and indemnification issues related thereto and (2) certain shareholder lawsuits that have been filed against the Company.


NOTE 9--RESTRUCTURING

In connection with the Disposition Plan, the Company accrued $1,500 in restructuring costs during the second quarter of fiscal 1995. The $1,500 second quarter accrual was for certain severance costs and facilities consolidation costs. During the first six months of fiscal 1996, the Company recorded $221 of additional restructuring costs in connection with severance costs related to the closing of its Denver, Colorado and Pittsburgh, Pennsylvania roasting and packaging facilities. The Company anticipates that it will incur additional restructuring costs, which are not expected to be significant, in connection with its ongoing effort to streamline its cost structure.


NOTE 10--INCOME TAXES

The Company historically has experienced net operating losses and has established valuation allowances to offset net deferred tax assets. Accordingly, the Company has no provision for income taxes for the three month and six month periods ended June 28, 1996 and June 30, 1995, and expects this trend to continue for the remainder of fiscal 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

     The Company is an integrated sourcer, roaster and wholesaler of high quality gourmet coffee products. The Company is the largest wholesaler of gourmet coffees in the United States and sells its gourmet coffees to supermarkets, grocery stores and mass merchandisers.


THREE MONTHS ENDED JUNE 28, 1996 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1995

     NET SALES. Net sales decreased $7.9 million, or 34.0%, in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995 due to a 1.6 million decline in pound volume. This decline resulted primarily from the loss of certain customers in the Company's grocery channel of distribution. Competitive pressures to provide unprofitable promotional contracts, principally in the form of product placement costs, were the primary reason for the loss of customers. Also, liquidity constraints limited the Company's ability to increase its marketing and promotional spending on its products.

     GROSS PROFIT AND GROSS PROFIT MARGIN. Gross profit decreased $2.2 million, or 24.5%, in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995. The $2.2 million decrease occurred principally as a result of a
1.6 million decline in pound volume. In addition, gross profit during the second quarter of fiscal 1995 included $1.3 million of LIFO basis cost of goods sold reductions due principally to inventory decrements not recurring during the second quarter of fiscal 1996. The gross profit margin increased as a percentage of sales from 38.0% in the second quarter of fiscal 1995 to 43.4% in the second quarter of fiscal 1996 principally due to a decline in green coffee costs by approximately $.40 per pound and decreases in plant overhead costs of $1.3 million due to plant consolidations.

     DISTRIBUTION, SELLING AND MARKETING EXPENSES. Distribution, selling and marketing expenses decreased $3.3 million, or 36.0%, in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995 principally due to lower marketing, advertising and promotional expenses, product placement costs, distribution costs and salaries. Distribution, selling and marketing expenses as a percentage of sales decreased from 39.8% of sales in the second quarter of fiscal 1995 to 38.5% of sales in the second quarter of fiscal 1996 principally due to the same factors.

     ADMINISTRATIVE EXPENSES. Administrative expenses decreased $3.0 million, or 68.8%, in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995 principally due to lower professional fees, salaries and bad debt expense. Administrative expenses decreased from 18.9% of sales in the second quarter of fiscal 1995 to 8.9% of sales in the second quarter of fiscal 1996.

     RESTRUCTURING CHARGES. Restructuring charges decreased $1.4 million in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995. In the second quarter of fiscal 1995, the Board adopted a plan to restructure the Company in order to align its cost structure with its new wholesale focus (the "1995 Restructuring Plan"). The principal objectives of the 1995 Restructuring Plan were to (i) reduce the number of Company sales, management and administrative personnel and (ii) consolidate the Company's roasting, packaging and warehouse facilities. In the second quarter of fiscal 1996, the Company incurred $0.1 million of severance costs related to the closing of its Pittsburgh, Pennsylvania roasting and packaging facility. The Company does not anticipate that it will incur significant additional restructuring costs during the remainder of fiscal 1996.

     INTEREST EXPENSE. Interest expense decreased $0.1 million, or 18.6%, in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995 due to lower outstanding borrowings.

      LOSS FROM CONTINUING OPERATIONS. As result of above mentioned factors, the loss from continuing operations decreased $6.0 million, or 75.4%, in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995.

     LOSS FROM DISCONTINUED RETAIL OPERATIONS AND LOSS ON DISPOSAL OF DISCONTINUED RETAIL OPERATIONS. Loss from discontinued retail operations and loss on disposal of discontinued retail operations decreased $38.6 million in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995. In the second quarter of fiscal 1995, the Board adopted the Disposition Plan. See Note 9--Restructuring to the Brothers Gourmet Coffees, Inc., Notes to Condensed Consolidated Financial Statements, June 28, 1996, for a discussion of the Disposition Plan. Accordingly, the operating results of discontinued retail operations, including provisions for estimated losses during the phase-out period, have been segregated from continuing operations and reported as a separate component of loss.

     NET LOSS. Net loss decreased $44.5 million in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995 principally because of decreases in cost of goods sold, lower operating expenses and decreased losses from discontinued retail operations.

SIX MONTHS ENDED JUNE 28, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

     NET SALES. Net sales decreased $14.7 million, or 29.8%, in the six months ended June 28, 1996 as compared to the six months ended June 30, 1995 because of a 3.0 million decline in pound volume. This decline resulted primarily from the loss of certain customers in the Company's grocery channel of distribution. Competitive pressures to provide unprofitable promotional contracts, principally in the form of product placement costs, was the primary reason for the loss of customers. Also, liquidity constraints limited the Company's ability to increase its marketing and promotional spending on its products.

     GROSS PROFIT AND GROSS PROFIT MARGIN. Gross profit decreased $3.9 million, or 19.8%, in the six months ended June 28, 1996 as compared to the six months ended June 30, 1995. The $3.9 million decrease occurred principally as a result of a 3.0 million decline in pound volume. In addition, gross profit during the first quarter of fiscal 1995 included $1.8 million of LIFO basis cost of goods sold reductions due principally to inventory decrements not recurring during the six months ended June 28, 1996. The gross profit margin increased as a percentage of sales from 40.0% in the six months ended June 30, 1995 to 45.8% in the six months ended June 28, 1996 principally due to a decline in green coffee costs by approximately $.40 per pound and lower plant overhead costs of $1.3 million due to plant consolidations.

     DISTRIBUTION, SELLING AND MARKETING EXPENSES. Distribution, selling and marketing expenses decreased $6.9 million, or 35.7%, in the six months ended June 28, 1996 as compared to the six months ended June 30, 1995 principally due to lower marketing, advertising and promotional expenses, product placement costs, distribution costs and salaries. Distribution, selling and marketing expenses as a percentage of sales decreased from 39.3% of sales in the six months ended June 30, 1995 to 36.0% of sales in the six months ended June 28, 1996 principally due to the same factors.

     ADMINISTRATIVE EXPENSES. Administrative expenses decreased $3.4 million, or 53.8%, in the six months ended June 28, 1996 as compared to the six months ended June 30, 1995 principally due to lower professional fees, salaries and bad debt expense. Administrative expenses decreased from 12.9% of sales in the six months ended June 30, 1995 to 8.5% of sales in the six months ended June 28, 1996.

     RESTRUCTURING CHARGES. Restructuring charges decreased $.3 million in the six months ended June 28, 1996 as compared to six months ended June 30, 1995 due to the Company's implementation of its 1995 Restructuring Plan, the closing of its Pittsburgh, Pennsylvania roasting and packaging facility, the payment of certain severance costs and the payment of other related restructuring costs The Company does not anticipate that it will incur significant additional restructuring costs during the remainder of fiscal 1996.

     LOSS FROM CONTINUING OPERATIONS. As a result of the above-mentioned factors, the loss from continuing operations decreased $7.0 million in the six months ended June 28, 1996 as compared to the six months ended June 30, 1995.

     LOSS FROM DISCONTINUED RETAIL OPERATIONS AND LOSS ON DISPOSAL OF DISCONTINUED RETAIL OPERATIONS. Loss from discontinued retail operations and loss on disposal of discontinued retail operations decreased $40.6 million in the six months ended June 28, 1996 as compared to the six months ended June 30, 1995. In the second quarter of fiscal 1995, the Board adopted the Disposition Plan. Accordingly, the operating results of the discontinued retail operations, including provisions for estimated losses during the phase-out period, have been segregated from continuing operations and reported as a separate component of loss.

     NET LOSS. Net loss decreased $47.6 million in the six months ended June 28, 1996 as compared to the six months ended June 30, 1995 because of decreases in cost of goods sold, lower operating expense and decreased losses from discontinued retail operations.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operations for the six months ended June 28, 1996 and June 30, 1995 were $3.3 million and ($1.0) million, respectively. Net cash provided by (used in) investing activities for the six months ended June 28, 1996 and June 30, 1995 were $2.8 million and ($5.5) million, respectively. Net cash (used in) provided by financing activities for the six months ended June 28, 1996 and June 30, 1995 were ($6.1) million and $6.5 million, respectively. During the six months ended June 28, 1996, cash from operating activities and the liquidation of accounts receivable were partially offset by increases in inventories and promotional costs and payments related to discontinued retail operations. Net cash from operating activities and proceeds from the sale of discontinued retail operations were used to fund capital expenditures and to paydown the revolving line of credit.

     Management expects capital expenditures in fiscal 1996 to be no more than $4 million. Such costs will relate primarily to the acquisition of customer display and plant equipment. Management expects to fund these expenditures from operations and borrowings under the Company's existing revolving line of credit to the extent required. At June 28, 1996, the Company had approximately $3.8 million of unused borrowing availability under its revolving line of credit facility.

     See Note 6--Credit Arrangements to the Brothers Gourmet Coffees, Inc., Notes to Condensed Consolidated Financial Statements, June 28, 1996, for a discussion of the Company's New Credit Facility and the repayment and termination of its prior Bank Debt.


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

     The International Coffee Organization, through the imposition of export quotas agreed upon by consumer and producer member nations, has in the past attempted to maintain the commodity prices of green coffees. In July 1989, the refusal of certain countries to participate in the quota system resulted in the dissolution of the agreement and a drop in the prices of coffees. In August 1993, 21 coffee-producing countries formed a new cartel, the Association of Coffee Producing Countries ("ACPC"), and announced plans to cut the supply of coffee by 20% beginning October 1, 1993 in an attempt to raise world coffee prices. The effect of the ACPC on coffee prices is difficult to determine in light of the dramatic price increases resulting from the frosts in Brazil discussed below. Nonetheless, the ACPC met in November 1994 and resolved to withhold 20% of its exportable green coffee bean crop in an effort to raise and sustain green coffee bean prices. In January 1996, the ACPC agreed to extend its current limitations on the supply of green coffee upon their expiration in June 1996 through the 1996/1997 green coffee year. The Company is unable to predict whether the ACPC will be successful in achieving its goals; however, the supplies of green coffees held by consumers (roasters and buyers) are currently at historical low levels.

     Brazil experienced frosts on June 26, 1994 and July 10, 1994 which reportedly damaged approximately 40% of its green coffee bean crop. The announcement of the Brazilian frost damage caused a substantial increase in green coffee bean prices and other coffee-product related prices worldwide. The Company purchases a modest amount of its green coffee beans from Brazil. Nonetheless, in the third and fourth quarters of fiscal 1994 the Company experienced a significant increase in the price of green coffee beans which carried over into the first three quarters of fiscal 1995. Subsequent to the third quarter of fiscal 1995, the Company's green coffee purchases and commitments returned to pricing levels closer to those that existed prior to the June and July 1994 Brazilian frosts.

     The Company is unable to predict weather events that may adversely affect coffee supplies in particular countries. In the past, when green coffee bean prices have increased, the Company has been able to pass those price increases through to its customers, thereby maintaining its gross profit margins. The Company was not able to immediately pass through to customers all of the price increases in the third and fourth quarters of fiscal 1994 following the significant increase in green coffee bean prices that resulted from the Brazilian frosts. In the third and fourth quarter of fiscal 1994 and the first quarter of fiscal 1995, the Company experienced customer resistance to price increases. In light of the events in the third and fourth quarters of fiscal 1994 and first quarter of fiscal 1995, the Company cannot predict whether it will be able to pass inventory price increases through to its customers in full in the future.

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


SEASONALITY AND FLUCTUATIONS IN QUARTERLY RESULTS

     The Company's business is seasonal, with increased sales during the colder months. As a result, in a typical year, a substantial portion of the Company's sales and its reported income from operations occur during the fourth quarter of each fiscal year, while the Company's working capital requirements fluctuate during the year with its greatest needs during the third and fourth quarters of each year. The Company's income from operations thus fluctuates somewhat from quarter to quarter. The timing of slotting fee payments, other similar payments and product introduction costs in connection with wholesale accounts and the amount of revenue contributed by such new wholesale accounts may cause the Company's quarterly results of operations to fluctuate in the future. The Company may experience quarterly losses and its results of operations for any particular quarter may not necessarily be indicative of net income or loss that may be expected for any other particular quarter or for the whole year.

                          PART II. - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     1. GLORIA JEAN'S FRANCHISE LITIGATION. See the discussion of the Gloria Jean's Franchise Litigation, current through May 8, 1996, in Part II, Other Information, Item 1. , Legal Proceedings, Section 1., of the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1996 (the "1996 First Quarter 10-Q). The court has set a trial date of April 14, 1997, for this matter. Settlement negotiations are ongoing. There have been no other material developments with respect to the Gloria Jean's Franchise Litigation since May 8, 1996.

     2. SHAREHOLDER CLASS ACTION. See the discussion of the Shareholder Class Action, current through May 8, 1996, in Part II, Other Information, Item 1., Legal Proceedings, Section 2., of the 1996 First Quarter 10-Q. The court has rescheduled oral argument on the defendants' Motions to Dismiss for October 4, 1996. Settlement negotiations are ongoing. There have been no other material developments with respect to the Shareholder Class Action since May 8, 1996.

     3. SHAREHOLDER DERIVATIVE ACTION. See the discussion of the Shareholder Derivative Action, current through May 8, 1996, in Part II, Other Information,
Item 1. , Legal Proceedings, Section 3., of the 1996 First Quarter 10-Q. There have been no material developments with respect to the Shareholder Derivative Action since May 8, 1996.

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

     None


ITEM 5.  OTHER INFORMATION

     None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)    EXHIBITS.

            10.3 The Loan and Security Agreement by and among Brothers Gourmet Coffees, Inc., as Borrower, the Lenders named therein and Sanwa Business Credit Corporation, as Agent and Lender, dated as of May 29, 1996.


            10.4 Credit Support Agreement, by and among Brothers Gourmet Coffees, Inc., J.H. Whitney & Co. and J.P. Bolduc, dated as of May 29, 1996.

     (B)    REPORTS ON FORM 8-K.


            On June 5, 1996, the Company filed a Current Report on Form 8-K with a press release dated May 30, 1996 as an exhibit announcing that the Company had entered into a long term financing agreement with Sanwa Business Credit Corporation.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         BROTHERS GOURMET COFFEES, INC.



Dated:  August  8, 1996             By: /S/ BARRY BILMES
                                       ----------------

                                       Barry Bilmes
                                       Vice President Finance
                                       Administration


                                      Signing on behalf of the registrant
                                      and as principal accounting  officer of
                                      the registrant