Form 10-Q
period 1996-09-27
BROTHERS GOURMET COFFEES INC
filed 1996-11-14
CIK 913344

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549

                                    FORM 10-Q

     (Mark One)

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1996

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

                                2255 GLADES ROAD
                                   SUITE 100E
                              BOCA RATON, FL 33431
                    (Address of principal executive offices)
                                   (Zip code)
                                (561) 995-2600
              (Registrant's telephone number, including area code)

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

                                 Yes [X] No [ ]

As of August 11, 1996 the Registrant had outstanding (1) 10,362,605 shares of Common Stock, par value $.0001 per share, and (2) 839,332 shares of Class B Common Stock, par value $.0001 per share.


                         BROTHERS GOURMET COFFEES, INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                                                                 PAGE

         Item 1.           Financial Statements (Unaudited)

                           Condensed Consolidated Balance Sheets--September 27, 1996 and
                           December 29, 1995......................................................................1

                           Condensed Consolidated Statements of Operations--Three months and nine months ended September 27, 1996 and September 29, 1995........................2

                           Condensed Consolidated Statements of Cash Flows--Three months and nine months ended September 27, 1996 and September 29, 1995........................3

                           Notes to Condensed Consolidated Financial Statements--
                           September 27, 1996.....................................................................4

         Item 2.           Management's Discussion and Analysis
                           of Financial Condition and Results of Operations.......................................9

PART II - OTHER INFORMATION

         Item 1.           Legal Proceedings.....................................................................13

         Item 2.           Changes in Securities.................................................................13

         Item 3.           Defaults Upon Senior Securities.......................................................13

         Item 4.           Submission of Matters to a Vote of Security Holders...................................13

         Item 5.           Other Information.....................................................................13

         Item 6.           Exhibits and Reports on Form 8-K......................................................13

SIGNATURES.......................................................................................................14


                         BROTHERS GOURMET COFFEES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             SEPTEMBER 27,      DECEMBER 29,
                                                                                      1996              1995
                                                                             -------------      ------------
                           ASSETS                                            (Unaudited)
Current assets:
         Cash                                                               $           --    $           --
         Trade receivables, net                                                     10,680            14,354
         Receivable from the sale of retail operations                               3,840             6,271
         Inventories                                                                11,216             6,390
         Prepaid promotional expenses                                                2,176             1,730
         Prepaid expenses and other current assets                                   1,204               932
         Net assets of discontinued retail operations
          at net disposal value                                                         --             1,350
                                                                              ------------     -------------
                                 Total current assets                               29,116            31,027
Property, plant and equipment, net                                                  14,280            16,534
Net noncurrent assets of discontinued
         retail operations, at estimated disposal value                                 --             1,122
Other assets:
         Excess of cost over net assets acquired, net                               52,840            53,950
         Noncompete agreements, net                                                  1,496             2,498
         Noncurrent promotional expenses                                             2,150             3,319
         Other assets                                                                1,383               842
                                                                                ----------        ----------
                                                                                 $ 101,265         $ 109,292
                                                                                ==========        ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Note payable                                                           $    3,000    $           --
         Current maturities of long-term debt                                        1,500            19,004
         Accounts payable                                                            7,089             6,444
         Accrued expenses                                                            5,313             6,012
         Accrued litigation charge                                                   5,500                --
         Accrued losses and other costs of  discontinued retail operations             367             4,378
         Accrued restructuring costs                                                   559             1,539
                                                                                ----------         ---------
                                 Total current liabilities                          23,328            37,377
Long term debt, less current maturities                                             15,143                --
Minority interest                                                                       40               191
Stockholders' equity:
         Preferred Stock--10,000,000 shares authorized: $1.00 par value;
           -0- shares issued and outstanding at September 27, 1996
           and December 29, 1995                                                        --                --
         Common Stock-- 15,000,000 shares authorized:
            $.0001 par value; 10,400,105  shares issued and outstanding
            at September 27, 1996 and December 29, 1995                                  1                 1
         Class B Common Stock--2,000,000 shares authorized:
             $.0001 par value; 839,332 shares issued and outstanding
             at September 27, 1996 and December 29, 1995                                --                --
         Additional paid-in capital                                                142,505           142,505
         Accumulated deficit in earnings                                           (79,502)          (70,532)
         Treasury stock (37,500 shares, at cost)                                      (250)             (250)
                                                                                ----------         ---------
                       Total stockholders' equity                                   62,754            71,724
                                                                                ----------         ---------
                                                                                  $101,265          $109,292
                                                                                ==========         =========

See accompanying notes to condensed consolidated financial statements.

                                       1


                         BROTHERS GOURMET COFFEES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                             THREE MONTHS       THREE MONTHS       NINE MONTHS       NINE MONTHS
                                             SEPTEMBER 27,       SEPTEMBER 29,    SEPTEMBER 27,     SEPTEMBER 29,
                                                  1996              1995              1996             1995
                                             -------------      --------------    -------------     -------------
Net sales                                          $16,721         $ 19,707          $ 51,244         $ 68,953
Cost of goods sold                                   9,063           10,321            27,782           39,855
                                                    ------           ------            ------           ------
       Gross profit                                  7,658            9,386            23,462           29,098

Operating expenses:
       Distribution, selling and marketing           6,255            7,765            18,707           27,151
       Administrative                                1,397            1,674             4,334            8,038
       Restructuring                                    42              445               263              945
       Amortization of intangibles                     669              795             2,115            2,578
                                                    ------           ------            ------           ------
Loss from operations                                (  705)          (1,293)           (1,957)          (9,614)
Other expenses (income):
       Litigation settlement expense                 5,500               --             5,500               --
       Interest expense, net                           402              608             1,521            1,692
       Other (income) expense                           15               22               ( 8)               4
                                                    ------           ------            ------           ------
Loss from continuing operations                     (6,622)          (1,923)           (8,970)         (11,310)

Loss from discontinued retail operations                --               --                --           (5,368)
Loss on disposal of discontinued
          retail operations                             --               --                --          (35,226)
                                                   -------         --------           -------         --------

Net loss                                           $(6,622)        $( 1,923)          $(8,970)        $(51,904)
                                                   =======         ========           =======         ========

Loss per common share:
       Loss per common share
          from continuing operations              $  (0.59)      $   ( 0.17)          $ (0.80)        $  (1.01)
       Loss per common share
          from discontinued retail operations           --               --                --            (3.62)
                                                  --------      -----------           -------         --------
Net loss per common share                         $  (0.59)     $     (0.17)          $ (0.80)        $  (4.63)
                                                  ========      ===========           =======         ========

Weighted average common shares outstanding          11,202           11,230            11,202           11,212
                                                  ========      ===========           =======         ========


See accompanying notes to condensed consolidated financial statements.




                                          BROTHERS GOURMET COFFEES, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (IN THOUSANDS)
                                                    (UNAUDITED)

                                                            THREE MONTHS          THREE MONTHS       NINE MONTHS    NINE MONTHS
                                                            SEPTEMBER 27,        SEPTEMBER 29,     SEPTEMBER 27,   SEPTEMBER 29,
                                                                1996                 1995               1996             1995
                                                            -------------        -------------     -------------   -------------
Cash flows from operating activities:
Net loss                                                       $( 6,622)       $ ( 1,923)         $( 8,970)        $(51,904)
Adjustments to reconcile net income to cash
     provided by operating activities:
         Loss from litigation settlement expense                  5,500               --             5,500               --
         Discontinued retail operations                              --               --                --           35,876
         Depreciation and amortization                            2,960            3,718             9,459           11,498
         Current and noncurrent promotional expenses             (1,360)            (137)           (2,229)          (3,144)
Changes in operating assets and liabilities:
         Current assets                                          (6,068)           1,741            (1,537)          15,362
         Current liabilities                                        666            2,169              (708)          (5,477)
         Other noncurrent assets                                     18                9              (195)             (15)
                                                               --------        ---------           -------         ---------
Net cash (used in) provided by operating activities:
     Continuing operations                                       (4,906)           5,577             1,320            2,196
     Discontinued retail operation                                 (601)          (5,634)           (3,529)          (6,304)
                                                               ---------        --------           -------         --------
                                                                 (5,507)             (57)           (2,209)          (4,108)

Cash flows from investing activities:
     Purchases of property, plant and equipment, net               (805)            (562)           (1,979)          (2,965)
     Proceeds from sale of discontinued retail operations           540               --             4,477               --
                                                               --------         --------           -------         --------
         Net cash (used in) provided by investing activities       (265)            (562)            2,498           (2,965)


Cash flows from financing activities:
     Net borrowings and repayments under long-term
          revolving line of credit                                3,147              584           (10,414)           6,782
     Proceeds from (repayment of) term loan                        (375)              --             7,125               --
     Proceeds from short term note payable                        3,000               --             3,000               --
     Issuance of common stock                                        --               35                --              291
                                                              ---------        ---------           -------         --------
         Net cash provided by (used in) financing activities      5,772              619              (289)           7,073

Change in cash                                                       --               --                --               --
Cash at the beginning of the period                                  --               --                --               --
                                                             ----------     ------------        ----------      -----------
Cash at the end of the period                                $       --     $         --        $       --      $        --
                                                             ==========     ============        ==========      ===========


See accompanying notes to condensed consolidated financial statements.

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 27, 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q pursuant to the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X, as amended. Accordingly, they do not include all the financial statements and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 27, 1996 are not necessarily indicative of the results that may be expected for the year ending December 27, 1996. For further information, refer to the Brothers Gourmet Coffees, Inc.'s (the "Company") consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the fiscal year ended December 29, 1995.

NOTE 2--RECLASSIFICATION AND RESTATEMENTS

Certain amounts in the financial statements for the three month and nine month periods ended September 29, 1995 have been reclassified to conform to presentation in the financial statements for the three month and nine month periods ended September 27, 1996.

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

NOTE 4--EARNINGS PER SHARE

Shares underlying options and warrants are not included in the computation of weighted average common shares outstanding for the three months and nine months ended September 27, 1996 and September 29, 1995 because the effect is antidilutive to the net loss per share.

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 5--INVENTORIES

The components of inventories consist of the following:

                                 SEPTEMBER 27,             DECEMBER 29,
                                      1996                    1995
                                 -------------             -----------
Green coffee                      $2,518                    $1,594
Finished goods                     7,818                     4,428
Packaging and other supplies       2,113                     2,001
                                 -------                   -------
                                  12,457                     8,023
Less: LIFO reserve                (1,233)                   (1,633)
                                 -------                   -------
                                 $11,216                   $ 6,390
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

NOTE 6--LITIGATION

On October 24, 1996, the Company announced that it entered into a Memorandum of Understanding (the "MOU") and related letter agreement to settle all of the claims asserted against the Company and the other defendants in the federal securities class action and state law derivative action filed in 1995.

The settlement, which is subject to final documentation and court approval, will include, among other items, approximately $5,500 worth of freely tradeable Common Stock and a cash payment (none of which is being provided by the Company) of $3,000. The Company is recording the $5,500 one-time, non-cash charge to earnings for the shares of Common Stock issued in the settlement (approximately $.49 per share) in its fiscal quarter ended September 27, 1996.

Based on the average trading price of the Common Stock (the "Average Price") of $2.989 per share for the ten trading days preceding the execution of the MOU, the plaintiffs (and their counsel, who, pursuant to the MOU, will be paid out of the settlement proceeds) (the "Class") shall receive a minimum of 1,840,080 shares of Common Stock (the "Guaranteed Minimum Shares"). In the event the Average Price of the Common Stock on the 20 trading days immediately preceding the final hearing to approve the definitive settlement (the "Settlement Hearing") equals or exceeds the Average Price (the "Adjusted Average Price"), the Class shall receive the Guaranteed Minimum Shares. In the event the Adjusted Average Price is less than the Average Price, the Company has agreed in the MOU to issue an additional number of shares of Common Stock to the Class so that the total number of shares of Common Stock issued to the Class based on the Adjusted Average Price shall not exceed 2,750,000 shares of Common Stock.

The parties currently are negotiating a stipulation that will embody the definitive terms of the MOU. The parties intend to execute and file the stipulation with the court as soon as reasonably practicable.

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1996
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

See "PART II -- Other Information -- Item 1. Legal Proceedings" below for information concerning the current status of certain pending franchise litigation filed against Edglo Enterprises, Inc. ("Edglo") and indemnification obligations of the Company related thereto.

NOTE 7--CREDIT ARRANGEMENTS

On September 20, 1996, the Company and Siena Capital Partners, L.P. ("Siena") entered into a $3,000 Securities Purchase Agreement (the "Bridge Debt Facility"). On the closing date, the Company drew down the full amount of the Bridge Debt Facility. The Bridge Debt Facility is a full recourse, unsecured facility. The Bridge Debt Facility bears interest at a rate of 12% per annum through March 20, 1997, and will increase at the rate of one additional percent per annum on the 20th day of each month thereafter up to a maximum of 18%. The Bridge Debt Facility will mature on September 20, 1997. On each of April 30, 1997 and May 30, 1997, the Company will be required to make installment principal payments of $500. Commencing on June 30, 1997 and the 30th day of each month thereafter, the Company will be required to make principal payments in amounts equal to the greater of 50% of monthly cash flow (as defined in the Bridge Debt Facility) or $500. In addition, the Bridge Debt Facility has a mandatory prepayment requirement in the event the Company completes another financing transaction prior to the maturity date of the Bridge Debt Facility.

In connection with the execution and as part of the Bridge Debt Facility, the Company entered into a Warrant Agreement with Siena, also dated September 20, 1996. Pursuant to the Warrant Agreement, the Company issued four warrants with varying effective dates to Siena (the "Warrants"). Each Warrant is dated as of September 20, 1996, but is not exercisable until it's effective date. Each Warrant has a seven year term from its effective date. The first Warrant covers 100,000 shares of Common Stock, its effective date is Septmeber 20, 1996 and the exercise price of the first Warrant is $3.00 per share. The second Warrant covers 60,000 shares of Common Stock, its effective date is March 20, 1997, and its exercise price is the lesser $3.00 per share or the average closing price of the Common Stock for the thirty day period preceding the second Warrant effective date. The third Warrant covers 60,000 shares of Common Stock, its effective date is June 20, 1997, and its exercise price is the lesser $3.00, per share or the average closing price of the Common Stock for the thirty day period preceding the third Warrant effective date. The fourth Warrant covers 60,000 shares of Common Stock, its effective date is September 20, 1997, and its exercise price is the lesser $3.00 per share or the average closing price of the Common Stock for the thirty day period preceding the third Warrant effective date. Each Warrant will vest on its effective date if all or any portion of the Bridge Debt Facility remains outstanding on that Warrant's effective date. The fair value of these warrants will be determined in accordance with SFAS No. 123 "Accounting for Stock Based Compensation". The fair value of these warrants will be recorded as an original issue discount, but the amount is not expected to be significant.

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

The Revolving Facility will mature on May 28, 1999. Term Loan A is payable in 60 equal monthly principal payments of $125 each, plus interest. The unused commitment fee on the Revolving Facility is .5% on the average daily unused balance thereof. At September 27, 1996, the Company had $3,300 of unused borrowing availability under its Revolving Facility.

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

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

On the Closing Date, the Company drew down the full amount of Term Loan A (ie. $7,500) and approximately $5,000 of the Revolving Facility. The Company used these funds to repay the entire amount due to its prior lender, (the "Bank Debt"), First Union National Bank of North Carolina (the "Bank"). Upon repayment of the Bank Debt, the Bank's warrant to acquire 286,770 shares of the Company's Class B Common Stock, which was scheduled to vest in full on May 31, 1996, expired, and the Bank Debt facility was terminated.

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

On September 20, 1996, the Company and the Lender entered into the First Amendment and Consent to Loan and Security Agreement pursuant to which the Lender consented to the consummation of the Bridge Debt Facility and the parties agreed to certain technical changes to the New Credit Facility.

NOTE 8--DISCONTINUED OPERATIONS

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

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 27, 1996
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                   (UNAUDITED)

estimating future operating losses and incremental costs of disposal, it is reasonably possible that these estimates may change in the future. Future changes in estimates will be included in the statement of operations in the fiscal year determined.

During the first six months of 1996, the Company closed the sale of 29 of its Coffee Bars located in Colorado, Texas, Washington D.C. and Chicago (including the assignment of leases on 5 Coffee Bar sites which were never built out) for $2,400 (subject to certain holdbacks to secure the performance by the Company of certain of its post-closing obligations). In September 1996, the Company sold its two remaining Coffee Bars located in New York for $260.

As of September 27, 1996, the Company 's obligations under the noncancelable operating leases for its Coffee Bars were as follows: fiscal year 1996 - $46; fiscal year 1997 -$185; fiscal year 1998 - $197; fiscal year 1999 -$200; fiscal year 2000 - $203; and thereafter - $886. The Company is negotiating the settlement of its lease obligations with respect to its remaining 4 Coffee Bar sites (2 in New York and 2 in Texas) that were closed or never built out.

Management has accrued for the estimated termination costs associated with these leases and believes that such accrual is adequate.

NOTE 9--RESTRUCTURING

In connection with the Disposition Plan, the Company accrued $1,500 in restructuring costs during the third quarter of fiscal 1995. The $1,500 third quarter accrual was for certain severance costs and facilities consolidation costs. During the first nine months of fiscal 1996, the Company recorded $263 of additional restructuring costs in connection with severance costs related to the closing of its Denver, Colorado and Pittsburgh, Pennsylvania roasting and packaging facilities. The Company anticipates that it will incur additional restructuring costs, which are not expected to be significant, in connection with its ongoing effort to streamline its cost structure.

NOTE 10--INCOME TAXES

The Company historically has experienced net operating losses and has established valuation allowances to offset net deferred tax assets. Accordingly, the Company has no provision for income taxes for the three month and nine month periods ended September 27, 1996 and September 29, 1995, and expects this trend to continue for the remainder of fiscal 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company is an integrated sourcer, roaster and wholesaler of high quality gourmet coffee products. The Company is the largest wholesaler of gourmet coffees in the United States and sells its gourmet coffees to supermarkets, grocery stores and mass merchandisers.

THREE MONTHS ENDED SEPTEMBER 27, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 29, 1995

      NET SALES. Net sales decreased $3.0 million, or 15.2%, in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995 principally due to a .4 million decline in pound volume. This decline resulted primarily from the loss of certain customers in the Company's grocery channel of distribution. Competitive pressures to provide unprofitable promotional contracts, principally in the form of product placement costs, were the primary reason for the loss of customers. Also, liquidity constraints limited the Company's ability to increase its marketing and promotional spending on its products.

      GROSS PROFIT AND GROSS PROFIT MARGIN. Gross profit decreased $1.7 million, or 18.4%, in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995. The $1.7 million decrease occurred principally as a result of a
 .4 million decline in pound volume. In addition, gross profit during the third quarter of fiscal 1996 included $.4 million of LIFO cost of goods sold reductions due to green coffee deflation as compared to $.5 million of LIFO cost of goods sold reductions during the third quarter of fiscal 1995 due to inventory decrements. The gross profit margin decreased as a percentage of sales from 47.6% in the third quarter of fiscal 1995 to 45.7% in the third quarter of fiscal 1996 principally due to a lower average sales price per pound partially offset by lower green coffee costs and plant overhead costs.

      DISTRIBUTION, SELLING AND MARKETING EXPENSES. Distribution, selling and marketing expenses decreased $1.5 million, or 19.4%, in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995 principally due to lower marketing, advertising and promotional expenses, product placement costs, distribution costs and salaries. Distribution, selling and marketing expenses as a percentage of sales decreased from 39.4% of sales in the third quarter of fiscal 1995 to 37.4% of sales in the third quarter of fiscal 1996 principally due to the same factors.

      ADMINISTRATIVE EXPENSES. Administrative expenses decreased $.3 million, or 16.5%, in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995 principally due to lower salary expense. Administrative expenses decreased from 8.5% of sales in the third quarter of fiscal 1995 to 8.4% of sales in the third quarter of fiscal 1996.

      RESTRUCTURING CHARGES. Restructuring charges decreased $.4 million in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995. In the second quarter of fiscal 1995, the Board adopted a plan to restructure the Company in order to align its cost structure with its new wholesale focus (the "1995 Restructuring Plan"). The principal objectives of the 1995 Restructuring Plan were to (i) reduce the number of Company sales, management and administrative personnel and (ii) consolidate the Company's roasting, packaging and warehouse facilities. The Company does not anticipate that it will incur significant additional restructuring costs during the remainder of fiscal 1996.

      AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased $.1 million, or 15.8%, in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995 due to lower noncompete agreement amortization.

      LITIGATION SETTLEMENT EXPENSE. Litigation settlement expense increased $5.5 million in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995. In October 1996, the Company agreed to settle all claims asserted against the Company and the other defendants in the federal securities law class action and state law derivative action filed in 1995. The combined settlement, which is subject to final documentation and court approval, aggregates $8.5 million, of which $3.0 million will paid by the insurance carrier under the Company's director and officer liability insurance policy. The remaining $5.5 million will be paid by the Company in the form of freely tradeable Common Stock of the Company.

      INTEREST EXPENSE. Interest expense decreased $.2 million, or 33.9%, in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995 due to lower outstanding borrowings.

       LOSS FROM CONTINUING OPERATIONS AND NET LOSS. As result of above mentioned factors, the loss from continuing operations and net loss increased $4.7 million in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995.

NINE MONTHS ENDED SEPTEMBER 27, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 29, 1995

      NET SALES. Net sales decreased $17.7 million, or 25.7%, in the nine months ended September 27, 1996 as compared to the nine months ended September 29, 1995 because of a 3.4 million decline in pound volume. This decline resulted primarily from the loss of certain customers in the Company's grocery channel of distribution. Competitive pressures to provide unprofitable promotional contracts, principally in the form of product placement costs, was the primary reason for the loss of customers. Also, liquidity constraints limited the Company's ability to increase its marketing and promotional spending on its products.

      GROSS PROFIT AND GROSS PROFIT MARGIN. Gross profit decreased $5.6 million, or 19.4%, in the nine months ended September 27, 1996 as compared to the nine months ended September 29, 1995. The $5.6 million decrease occurred principally as a result of a 3.4 million decline in pound volume. In addition, gross profit during the nine months ended September 27, 1996 included $.4 million of LIFO basis cost of goods sold reductions as compared to $2.3 million during the nine months ended September 29, 1995. The gross profit margin increased as a percentage of sales from 42.2% in the nine months ended September 29, 1995 to 45.8% in the nine months ended September 27, 1996 principally due to a decline in green coffee costs by approximately $.23 per pound (approximately $2.4 million in total) and lower plant overhead costs of $1.3 million due to plant consolidations.

      DISTRIBUTION, SELLING AND MARKETING EXPENSES. Distribution, selling and marketing expenses decreased $8.4 million, or 31.1%, in the nine months ended September 27, 1996 as compared to the nine months ended September 29, 1995 principally due to lower marketing, advertising and promotional expenses, product placement costs, distribution costs and salaries. Distribution, selling and marketing expenses as a percentage of sales decreased from 39.4% of sales in the nine months ended September 29, 1995 to 36.5% of sales in the nine months ended September 27, 1996 principally due to the same factors.

      ADMINISTRATIVE EXPENSES. Administrative expenses decreased $3.7 million, or 46.1%, in the nine months ended September 27, 1996 as compared to the nine months ended September 29, 1995 principally due to lower professional fees, salaries and bad debt expense. Administrative expenses decreased from 11.7% of sales in the nine months ended September 29, 1995 to 8.5% of sales in the nine months ended September 27, 1996.

      RESTRUCTURING CHARGES. Restructuring charges decreased $.7 million in the nine months ended September 27, 1996 as compared to nine months ended September 29, 1995 due to the Company's implementation of its 1995 Restructuring Plan, the closing of its Pittsburgh, Pennsylvania roasting and packaging facility, the payment of certain severance costs and the payment of other related restructuring costs The Company does not anticipate that it will incur significant additional restructuring costs during the remainder of fiscal 1996.

      LITIGATION SETTLEMENT EXPENSE. Litigation settlement expense increased $5.5 million during the nine months ended September 27, 1996 as compared to the nine months ended September 29, 1995. In October 1996, the Company agreed to settle all claims asserted against the Company and the other defendants in the federal securities law class action and state law derivative action filed in 1995. The combined settlement, which is subject to final documentation and court approval, aggregates $8.5 million, of which $3.0 million will paid by the insurance carrier under the Company's director and officer liability insurance policy. The remaining $5.5 million will be paid by the Company in the form of freely tradeable Common Stock of the Company.

      LOSS FROM CONTINUING OPERATIONS. As a result of the above-mentioned factors, the loss from continuing operations decreased $2.3 million, or 20.7%, in the nine months ended September 27, 1996 as compared to the nine months ended September 29, 1995.

      LOSS FROM DISCONTINUED RETAIL OPERATIONS AND LOSS ON DISPOSAL OF DISCONTINUED RETAIL OPERATIONS. Loss from discontinued retail operations and loss on disposal of discontinued retail operations decreased $40.6 million in the nine months ended September 27, 1996 as compared to the nine months ended September 29, 1995. In the second quarter of fiscal 1995, the Board adopted the Disposition Plan. Accordingly, the operating results of the discontinued retail operations, including provisions for estimated losses during the phase-out period, have been segregated from continuing operations and reported as a separate component of loss.

      NET LOSS. Net loss decreased $42.9 million in the nine months ended September 27, 1996 as compared to the nine months ended September 29, 1995 because of decreases in cost of goods sold, lower operating expense and decreased losses from discontinued retail operations partially offset by the litigation charge.

LIQUIDITY AND CAPITAL RESOURCES

      See Note 7--Credit Arrangements to the Brothers Gourmet Coffees, Inc., Notes to Condensed Consolidated Financial Statements, September 27, 1996, for a discussion of the Company's New Credit Facility, its Bridge Debt Facility and the repayment and termination of its prior Bank Debt.

      Net cash used in operations for the nine months ended September 27, 1996 and September 29, 1995 was $2.2 million and $4.1 million, respectively. Net cash provided by (used in) investing activities for the nine months ended September 27, 1996 and September 29, 1995 was $2.5 million and ($3.0) million, respectively. Net cash (used in) provided by financing activities for the nine months ended September 27, 1996 and September 29, 1995 was ($.3) million and $7.1 million, respectively. During the nine months ended September 27, 1996, cash generated from operating activities and the liquidation of accounts receivable were offset by increases in inventories and promotional costs and payments related to discontinued retail operations. Proceeds from the sale of discontinued retail operations and $3.0 million of proceeds from the Company's Bridge Debt Facility were used to fund capital expenditures and to paydown the Revolving Facility.

      On September 20, 1996, the Company entered into a $3.0 million bridge loan, which matures September 20, 1997, to provide working capital for the Company's seasonal borrowing requirements. The Company is currently negotiating up to $10 million of additional subordinated debt through a private placement memorandum. The additional subordinated debt would be used to repay the Bridge Debt Facility and provide additional financing for future capital expenditures. If the Company is not able to obtain additional subordinated debt, the Company expects cash generated from operating activities and borrowing availability under its existing line of credit to be sufficient to repay the Bridge Debt Facility.

      Management expects capital expenditures in fiscal 1996 to be no more than $4 million. Such costs will relate primarily to the acquisition of customer display and plant equipment. Management expects to fund these expenditures from operations and borrowings under the Company's existing Revolving Facility to the extent required. At September 27, 1996, the Company had approximately $3.3 million of unused borrowing availability under its Revolving Facility and no additional availability under its Bridge Debt Facility.

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

     2. SHAREHOLDER CLASS ACTION AND SHAREHOLDER DERIVATIVE ACTION. See Note 6 -- Litigation to the Brothers Gourmet Coffees, Inc. Notes to Condensed Consolidated Financial Statements, September 27, 1996, for a discussion of recent developments concerning these two lawsuits.

     3. OTHER LITIGATION. The Company is also involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these routine legal proceedings will have a material adverse effect on the financial condition or operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

      None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None

ITEM 5.  OTHER INFORMATION

      None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A)      EXHIBITS.

               10.5 The Securities Purchase Agreement by and among Brothers Gourmet Coffees, Inc., as Borrower, and Siena Capital Partners, L.P., as Lender, dated as of September 20, 1996.

               10.6  Memorandum of Understanding and Related Letter Agreement.

               10.7  First Amendment and Consent to Loan and Security Agreement.

      (B)      REPORTS ON FORM 8-K.

               On October 25, 1996, the Company filed a Current Report on Form 8-K with a press release dated October 25, 1996 as an exhibit announcing that the Company had entered into a Memorandum of Understanding and related letter agreement to settle all of the claims asserted against the Company and other defendants in the federal securities law class action and state law derivative action filed in 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 BROTHERS GOURMET COFFEES, INC.

Dated:  November 11 , 1996                By: /S/ BARRY BILMES
                                              ----------------
                                          Barry Bilmes
                                          Vice President Finance
                                          Administration

                                          Signing on behalf of the registrant
                                          and as principal accounting officer of
                                          the registrant