Form 10-K
period 1996-12-27
BROTHERS GOURMET COFFEES INC
filed 1997-03-27
CIK 913344

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                             ---------------------

                                   FORM 10-K


              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                    FOR THE FISCAL YEAR ENDED DECEMBER 27, 1996
                                      OR
            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 FOR THE TRANSITION PERIOD FROM       TO
                                                -----    -----

                         Commission file number 0-23024

                         BROTHERS GOURMET COFFEES, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         52-1681708
      (State or other jurisdiction                            (I.R.S. Employer
    of incorporation or organization)                        Identification No.)

           2255 GLADES ROAD
              SUITE 100 E
            BOCA RATON, FL                                         33431
(Address of principal executive offices)                         (Zip Code)

                                (561) 995-2600
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                  BROTHERS GOURMET COFFEES, INC. COMMON STOCK
               (SECURITIES ARE LISTED ON NASDAQ NATIONAL MARKET)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   YES  X    No
                                                     ---      ---

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

    The aggregate market value of the voting stock held by non-affiliates of the registrant on March 19, 1997 was $28,497,164.

    The number of shares outstanding of each of the registrant's classes of common stock as of March 19, 1997 was 10,362,605.

                             ---------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference:

Part III - The registrant's definitive Proxy Statement for its 1997 Annual
           Meeting of Stockholders, to be filed not later than 120 days after the end of the registrant's Fiscal Year.

                 SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 27, 1996, CERTAIN MATTERS DISCUSSED HEREIN INCLUDING, WITHOUT LIMITATION, PART I, ITEM 1. THE BUSINESS AND ITEM
3. LEGAL PROCEEDINGS, AND PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAIN FORWARD LOOKING STATEMENTS BASED ON MANAGEMENT'S EXPECTATIONS REGARDING, AND EVALUATIONS OF CURRENT INFORMATION ABOUT, THE COMPANY'S BUSINESS THAT INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER, BOTH ADVERSELY AND MATERIALLY, FROM CURRENTLY ANTICIPATED RESULTS, INCLUDING, WITHOUT LIMITATION, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS; INDUSTRY AND INDUSTRY SEGMENT CONDITIONS AND DIRECTIONS; WEATHER; COFFEE CROP AND GREEN COFFEE PRICE FLUCTUATIONS; FOREIGN LABOR PROBLEMS; FOREIGN COFFEE DELIVERY DIFFICULTIES; PRODUCTION COSTS; COMPETITIVE PRESSURES; THE COMPANY'S OWN FINANCING CONTINGENCIES AND RESTRICTIONS; MANAGEMENT LIMITATIONS; THE ABILITY AND WILLINGNESS OF PURCHASERS TO COMPLETE ACQUISITIONS OF THE COMPANY'S RETAIL COFFEE BARS AND THE GLORIA JEAN'S STORES; THE COMPANY'S ABILITY TO RESOLVE POST-CLOSING DIFFERENCES WITH THE PURCHASERS' OF CERTAIN COMPONENTS OF THE COMPANY'S DISCONTINUED RETAIL OPERATIONS; LEGISLATION AND REGULATIONS; RESOLUTION OF PENDING LITIGATION IN WHICH THE COMPANY IS A DEFENDANT; THE ABILITY OF THE COMPANY TO CLOSE CONTRACTS WITH NEW ACCOUNTS AND TO RENEW EXISTING ACCOUNTS AS SUCH ACCOUNTS COME UP FOR RENEWAL; CHANGES IN CONSUMER TASTES AND PREFERENCES; AND THE SUCCESS OR LACK THEREOF OF THE COMPANY'S NEW PRODUCTS, DISPLAY MODELS AND CAN LINES.

                                     PART I


ITEM 1.  BUSINESS

THE COMPANY

    Brothers Gourmet Coffees, Inc. ("Brothers" or the "Company"), is an integrated sourcer, roaster and wholesaler of high quality gourmet coffee products. The Company participates in the wholesale distribution channel through sales of gourmet coffee to supermarkets, grocery and drug stores, military commissaries, warehouse stores, mass merchandisers and specialty stores.

    The Company's predecessor companies, Nicholas Coffee Company and Elkin Coffee, Inc., were founded in 1919 and 1933, respectively. Both were principally involved in the wholesale distribution of gourmet coffees at the times of their respective acquisitions. Brothers Gourmet Products, Inc., and Boyer's International, Inc. (collectively, "BGP"), were founded in 1988. In December 1992, the Company was recapitalized and merged with BGP, which, at the time, was the leading wholesaler of gourmet coffee products throughout the Rocky Mountain region of the United States, thereby creating the largest gourmet coffee wholesaler in the United States. In November 1993, in separate transactions, the Company acquired Hillside Coffee of California, Inc. ("Hillside"), a west coast wholesale roaster and distributor, and Edglo Enterprises, Inc. ("Edglo"), a mall-based retailer of coffee and coffee products (the Gloria Jean's business being referred to herein as "Gloria Jean's").

    In 1994 and early 1995, the Company opened additional Company-owned and franchised Gloria Jean's stores, bringing the total number of Gloria Jean's stores to approximately 230 (the "Gloria Jean's Stores") in early 1995. In 1994, the Company also started opening its own street-front retail coffee stores under the name Brothers Gourmet Coffee Bars (the "Coffee Bars"). By early 1995, the Company had (1) opened 28 Coffee Bars and (2) signed leases for another 10 Coffee Bars that never opened ("Dark Leases"). The Coffee Bars and Gloria Jean's Stores are collectively referred to herein as the "Retail Operations."

    From February 1995 through May 1995, the Company conducted a detailed review of its Retail Operations in the context of its long-term goals and business strategy. In June 1995, after concluding this review, the Company announced that it would be (1) focusing all of its attention and resources on expanding its wholesale business, (2) disposing of its Retail Operations (the "Disposition Plan") and (3) aligning its cost structure with its new wholesale focus, by reducing the number of sales, management and administrative personnel and consolidating its roasting, packaging and warehouse facilities (the "Restructuring Plan").

    In connection with its Disposition Plan:

         -- In November 1995, the Company sold Gloria Jean's to The Second Cup, Ltd. ("Second Cup"), for $30 million ($23.5 million of which was paid to the Company at closing and $6.5 million of which was subject to holdback and escrow arrangements to secure the Company's post-closing obligations under the purchase documents). The Company has since recovered $3.7 of the $6.5 million, $.2 million is held by Second Cup and $2.6 million remains in escrow. See PART I, ITEM 3. LEGAL PROCEEDINGS, 1. GLORIA JEAN'S FRANCHISE LITIGATION below.

         -- In February 1996, the Company sold twelve (12) of its leased Coffee Bar sites located in Colorado and Texas to Diedrich Coffee ("Diedrich") for $1.35 million (50% of which was paid to the Company at closing and 50% of which was placed in escrow to secure the Company's post-closing obligations under the purchase documents). The Company has since recovered $540,000 of the funds held in escrow, and the balance of the funds (approximately $135,000) remain in escrow pending delivery of the landlord consent for the twelfth lease to Diedrich. The Company is working diligently to obtain that consent. In connection with obtaining the necessary landlord consents to the transfer of the stores, seven (7) landlords released the Company from any further liability under the transferred leases. Five (5) landlords did not release the Company. Diedrich assumed such liabilities as part of the purchase price of the stores.

         -- In March 1996, the Company sold five (5) of its leased Coffee Bar sites (and 1 Dark Lease) located in Washington, D.C., to Foster Brothers Corporation ("Foster Brothers") for $400,000 ($200,000 of which was paid to the Company at closing and $200,000 of which was paid to the Company in October and November 1996), plus the assumption of approximately $440,000 in liabilities. Kent Foster, the sole shareholder of Foster Brothers, has guaranteed Foster Brothers' obligations under the purchase documents. In connection with obtaining the necessary landlord consents to the transfers of the stores, none of the landlords released the Company from its obligations under the transferred leases.
              Foster Brothers assumed all post-closing lease liabilities as part of the purchase price for the stores.

         -- In May 1996, the Company sold seven (7) of its leased Coffee Bar sites (and 4 Dark Leases) located in Illinois to Foster Brothers for $650,000 ($150,000 of which was paid to the Company at or before closing and $500,000 of which was scheduled to be paid to the Company in December 1996). In December 1996, at Kent Foster's request, the Company agreed to permit Foster Brothers to defer payment of the remaining $500,000. The receivable bears interest at the rate of 9.5% per annum. Kent Foster has guaranteed Foster Brothers' obligations under the purchase documents. To date, the Company has obtained landlord consents for seven (7) of the stores. The Company is still in negotiations with the remaining five (5) landlords. In connection with obtaining the necessary landlord consents, one
              (1) landlord has released the Company from its obligations under the transferred lease. The remaining ten (10) landlords have not released the Company. Foster Brothers assumed all post-closing lease liabilities as part of the purchase price for the stores.

         -- In August 1996, the Company sold two (2) of its leased Coffee Bar sites located in New York City, to two, newly formed corporations, Ferrara 67 Broad Street, Inc., and Ferrara East 51st Street (collectively "Ferrara") for $122,500 and $137,500, respectively (all of which is being held in escrow pending the Company's receipt of the landlord consents to the transfers of the two (2) stores, neither of which has been received yet). Ferrara agreed in the purchase documents to assume all lease obligations following the receipt of the two (2) landlord consents.

         -- The Company has negotiated cash settlements/buyouts with respect to three (3) of its remaining Dark Leases. The Company is in negotiations with the landlords with respect to the last two (2) Dark Leases.

         -- The Company closed its remaining two (2) unsold stores in New York during the first quarter of 1996. The Company has sublet one (1) of the closed New York stores and is in the process of negotiating the buyout of the other remaining lease.

    In connection with the Restructuring Plan:

         -- In January 1996, the Company closed its Colorado production facility.

         -- In January 1996, Mr. David Vermylen resigned as President, Chief Executive Officer and a director of the Company, and the Board simultaneously appointed Mr. Donald Breen, an Executive Vice President of the Company and Chief Financial Officer, as President, Chief Executive Officer and a director of the Company.

         -- In April 1996, the Company closed its Pennsylvania production facility and consolidated all of its production operations in its Houston, Texas, facility.

    During Fiscal Year 1996 (as defined below), the Company also:

         -- entered into new coffee distribution arrangements with Hallmark Cards and Continental Airlines (see PART I, ITEM 1. BUSINESS -- THE GOURMET COFFEE INDUSTRY below);

         -- refinanced its Prior Credit Facility and put in place its New Credit Facility (see PART I, ITEM 1. BUSINESS -- CREDIT FACILITIES below);

         --   closed a $15 million Senior Subordinated Note transaction (see
              PART I, ITEM 1. BUSINESS -- CREDIT FACILITIES below); and

         -- renewed a customer sales agreement with Publix Supermarkets, the Company's largest customer, for a full coffee program for the next three years.


FISCAL YEAR 1996 NET LOSS

    The Company reported a net loss of $10.2 million for the year ended December 27, 1996 ("Fiscal Year 1996"), compared to a net loss of $53.5 million in the year ended December 29, 1995 ("Fiscal Year 1995"), and a net profit of $2.4 million for the year ended December 30, 1994 ("Fiscal Year 1994"). The net loss for Fiscal Year 1996 consisted of (1) an $8.6 millon loss from continuing operations (which included a one time non-cash charge of $5.5 million for shareholder litigation), (2) a $1.4 million loss on disposal of discontinued retail operations, and (3) a $.2 million extraordinary loss from the early extinguishment of debt.


THE GOURMET COFFEE INDUSTRY

    The gourmet coffee industry represents a portion of the overall coffee market, is fragmented and has historically been characterized by local and regional competition. The Company has two principal national competitors, Sark's Gourmet Coffee Company, which is owned by the Nestle S.A., and Millstone Coffee, Inc., which was purchased by the Procter & Gamble Company in 1995.

    The U.S. coffee market consists of three distinct product categories: (1) commercial ground roast, mass-merchandised coffee, which includes brands such as FOLGERS and MAXWELL HOUSE; (2) premium coffees, which are slightly higher quality coffees recently introduced into the marketplace by the national roasters; and (3) gourmet coffees, typically defined as super-premium, specialty coffees, which are made from the highest quality coffee beans and sold in supermarkets, gourmet food stores and specialty coffee stores. The Company sells only gourmet coffees.

    Gourmet coffees use arabica beans grown in Colombia, Brazil, Kenya, Indonesia, Mexico, Costa Rica, Guatemala and other Central American, South American, Asian and African countries ("Producing Countries"), and in Hawaii. As a result of their richer taste, lower acidity and lower caffeine content, arabica beans are considered to be superior to the robusta beans typically used in commercial ground roast coffee.

    The Company's products are sold throughout the United States. The Company intends to capitalize on its position as one of the leading wholesalers of gourmet coffee in the United States by (1) maintaining a consistently high quality product, (2) providing customers with the freshest possible product, (3) increasing its penetration in the wholesale channels of distribution and (4) further developing its brand franchise and consumer loyalty.

    In order to maintain consistently high quality products for its customers, the Company sources, roasts, packages and markets its own products. The Company purchases green arabica coffee beans from Producing Countries and Hawaii for use in its varietals and blended coffee products. The Company combines the purchase of high-quality coffee beans with stringent roasting standards and quality testing at each critical stage of the roasting process, including post-roasting classification of the beans.

    The Company has a national presence in the wholesale distribution channel. The Company plans to continue to expand its supermarket presence by increasing distribution to supermarket chains, grocery stores, warehouse stores and mass merchandisers which do not currently purchase products from the Company, obtain larger and more preferred shelf space for its products in supermarket chains and grocery stores that already purchase products from the Company and increase consumer awareness of the Company's products. The Company's ability to implement this plan will be dependent, in part, on the amount of capital financing available to the Company. There can be no assurance that such capital financing will be available to the Company. See
PART I, ITEM 1. BUSINESS --CREDIT FACILITIES below.

    The Company also intends to actively seek out opportunities to expand its presence in the specialty stores segment of the wholesale distribution channel and to explore distribution opportunities in other related segments of the wholesale channel. To this end, in Fiscal Year 1996, the Company entered into (1) an arrangement with Hallmark Cards, Inc., to be the preferred provider of specialty coffee in trial sizes and gift packs for their Gold Crown retail outlets and (2) an arrangement with Continental Airlines to be the primary provider of gourmet coffee on all of its flights.


PRODUCTS

    The Company roasts green arabica coffee beans to produce over 100 different varietals, blends and flavors of coffee. In addition, the Company intends to continue to be innovative in the introduction and marketing of new sizes and types of packaging designed to promote consumer convenience and trial purchases. To this end, in Fiscal Year 1996, the Company (1) introduced its new 8 ounce can and 1.75 ounce mini-can and (2) redesigned the packaging for all of its coffees.

    BROTHERS is the Company's primary national supermarket brand and is supplemented in the supermarket distribution channel by several regional brands including HILLSIDE COFFEE, CAFE DU JOUR and COUNTRY MILL. In the gourmet specialty store channel, the Company's products are sold under the FAIRWINDS brand name. These regional brands are used by the Company to maintain historical regional brand awareness and to provide flexibility for the Company and the wholesaler to offer multiple gourmet coffee products. The Company also has a private label program.


DISTRIBUTION

    The Company provides its products to customers using direct store delivery utilizing the Company's own trucks ("DSD"), direct shipments to customer warehouses and specialty food distributors. Each of these distribution methods has historically accounted for approximately one-third of the Company's sales. The Company anticipates that DSD will account for more than one-third of its sales in future years.


MANAGEMENT INFORMATION SYSTEMS

    The Company's accounting and management information systems operate from an upgraded IBM AS400 computer which allows for integrated processing of all accounting records, incorporation of newly-acquired businesses and integration of production and back-office systems. The Company's MIS uses sophisticated software, including general ledger, accounts receivable and payable, sales order processing and product data management programs. During Fiscal Year 1996, the Company (1) began implementing new software for inventory management that tracks all of the inventory through a bar code system, (2) began developing software that will assist it in maximizing efficiency of its production facility, (3) acquired approximately 10% of its volume purchased using electronic data interchange and (4) updated several of its J.D. Edwards software modules, such as accounts receivable and accounts payable software. The Company spent approximately $400,000 on MIS upgrades in Fiscal Year 1996.


MANUFACTURING AND QUALITY CONTROL

    At the end of Fiscal Year 1995, the Company had three regional production facilities, located in Pennsylvania, Colorado and Texas. As part of its Restructuring Plan, and in order to reduce plant overhead costs, the Company closed its Colorado facility in January 1996 and its Pennsylvania facility in April 1996 and consolidated all of its production facilities in its Houston, Texas, facility.

    The Company utilizes automated roasting, blending and packaging systems at its Houston facility. Coffee specialists oversee these systems to ensure that the product is produced to exact specifications. The Company generally operates a single shift and runs a second shift when production warrants.

    The Company employs a quality control department, with quality checks made at critical stages of the coffee making process, including post-roasting classification and pre-shipment inspections of coffee beans. All coffees roasted by the Company are sampled to ensure consistency in the blend, roast and taste. The quality control department also analyzes competing brands and continuously measures the Company's coffees against others in the marketplace. After the coffee has been packaged, a final check is made to ensure that there are no defects in the packaging which would affect the freshness of the coffee.

SUPPLY OF COFFEE

    Coffee is the world's second largest traded commodity. Supply and price can be volatile. While most coffee trades in the commodities market, coffee of the quality level sought by the Company has a tendency to trade on a negotiated basis at a substantial premium above commodity coffee pricing, depending upon the supply and demand at the time of purchase. The supply and price can be affected by multiple factors, such as weather, politics and economics in the Producing Countries, many of which are lesser developed nations.

    The International Coffee Organization, through the imposition of export quotas agreed upon by consumer and producer member nations, has in the past attempted to maintain the commodity prices of green coffees. In July 1989, the refusal of certain countries to participate in the quota system resulted in the dissolution of the agreement and a drop in the prices of coffees. In August 1993, 21 coffee-producing countries formed a new cartel, the Association of Coffee Producing Countries ("ACPC"), and announced plans to cut the supply of coffee by 20% beginning October 1, 1993 in an attempt to raise world coffee prices. The effect of the ACPC on coffee prices is difficult to determine in light of the price increases resulting from the frosts in Brazil discussed below. Nonetheless, the ACPC met in November of 1994 and resolved to withhold 20% of their exportable green coffee bean crop in an effort to raise and sustain green coffee bean prices. In January 1996, the ACPC agreed to extend its current limitations on the supply of green coffee upon their expiration in June 1996 through the 1996/1997 green coffee year. The Company is unable to predict whether the ACPC will be successful in achieving its goals; however, the supplies of green coffees held by consumers (roasters and buyers) are currently at historical low levels.

    Brazil experienced frosts in June 1994 and July 1994 which reportedly damaged approximately 40% of its green coffee bean crop. The announcement of the Brazilian frost damage caused a substantial increase in green coffee bean prices and other coffee-product related prices worldwide. The Company purchases a modest amount of its green coffee beans from Brazil.
Nonetheless, in the third and fourth quarters of Fiscal Year 1994, the Company experienced a significant increase in the price of green coffee beans which carried into the first three quarters of Fiscal Year 1995. During the fourth quarter of Fiscal Year 1995, the Company's green coffee purchases and commitments returned to pricing levels closer to those that existed prior to the June 1994 Brazilian frost. See PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FISCAL YEAR 1995 COMPARED WITH FISCAL YEAR 1994.

    The Company is unable to predict weather events that may adversely affect coffee supplies in particular countries. In the past, when green coffee bean prices have increased, the Company has been able to pass those price increases through to its customers, thereby maintaining its gross profit margins. The Company was not able to pass through to customers all of the price increases in the third and fourth quarters of Fiscal Year 1994 following the significant increase in green coffee bean prices that resulted from the Brazilian frosts. In the third and fourth quarters of Fiscal Year 1994 and the first quarter of Fiscal Year 1995, the Company experienced customer resistance to price increases, although the Company believes customers have now accepted the price increases. In light of the events in the third and fourth quarters of Fiscal Year 1994 and the first quarter of Fiscal Year 1995, the Company cannot predict whether it will be able to pass inventory price increases through to its customers in full in the future.
See PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- SUBSEQUENT EVENTS below for a discussion of the increase in the prices of green coffee during the first quarter of the fiscal year ending December 26, 1997 ("Fiscal Year 1997").

    A significant portion of the Company's green coffee supply is contracted for future delivery, generally between three and twelve months forward (with declining percentages of the supply being subject to future contracts in the latter portions of each year), to ensure both an adequate supply and reduced risk of short-term price fluctuations. Green coffee is a large market with well-established brokers, importers and warehousemen through which the Company manages its requirements. In addition to forward purchases, the Company keeps physical inventory in its production facility and third-party warehouses representing anywhere from four to ten weeks of supply requirements. All coffee purchase transactions are in U.S. dollars, the industry's standard currency. The Company believes that it is not dependent upon any one importer or broker for its supply of green coffee beans from any particular country.

CREDIT FACILITIES

    During Fiscal Year 1996, the Company repaid its Old Credit Facility (as defined below), entered into a New Credit Facility (as defined below), entered into and repaid a Bridge Facility (as defined below) and entered into a new long-term Senior Subordinated Note facility (as defined below), all of which are discussed in more detail below).

    OLD CREDIT FACILITY. In December 1993, the Company entered into a $40 million revolving credit facility (the "Old Credit Facility") with First Union National Bank of North Carolina (the "Lender"). In May 1995, the Company and the Lender increased the amount of the Old Credit Facility to $43 million. In September 1995, the Company and the Lender increased the amount of the Facility to $53 million.

    The Old Credit Facility was scheduled to mature at the end of March 1996. Before the end of March 1996, the Lender agreed to extend the maturity date of the Old Credit Facility to June 28, 1996. On May 29, 1996, the Company repaid the Old Credit Facility.

    NEW CREDIT FACILITY. On May 29, 1996, the Company and Sanwa Business Credit Corporation, in its capacity as agent and sole initial lender ("SBCC"), entered into a new $25 million long-term revolving credit facility (the "New Credit Facility"). The New Credit Facility initially consisted of
(1) up to a $15 million borrowing-based revolving credit facility (the "Revolving Facility") and (2) up to a $10 million term loan facility (the "Term Facility"), consisting of two components, (a) a term loan in the amount of $7.5 million ("Term Loan A") and (b) a second term loan in the amount of $2.5 million ("Term Loan B"), which was scheduled to become available when the Company met certain financial targets and (3) guaranty and letter of credit facilities. On the closing date, the Company drew down the full amount of Term Loan A ($7.5 million) and approximately $5.0 million of the Revolving Facility. The Company used these funds to repay the entire then-outstanding balance of the Old Credit Facility. Upon its repayment, the Old Credit Facility terminated.

    On September 20, 1996, SBCC consented to the consummation of the Bridge Facility (see d. BRIDGE FACILITY below). On December 27, 1996, SBCC consented to the consummation of the Senior Subordinated Note transaction, Term Loan B terminated and SBCC consented to the termination of the Credit Support Facility (see CREDIT SUPPORT FACILITY below).

    CREDIT SUPPORT FACILITY. In connection with the closing of the New Credit Facility, the Company, SBCC, J.H. Whitney & Co. ("Whitney"), and J.P. Bolduc ("Bolduc") (Whitney and Bolduc are referred to herein as the "Providers") entered into a Credit Support Facility, whereby the Providers agreed to provide $2.0 million of credit support (the "Credit Support"), in the form of letters of credit ("Letters of Credit"), for the Company's obligations under the New Credit Facility. As payment for the Credit Support, the Company (i) paid each Provider $20,000 and (2) issued to each Provider certain warrants to purchase shares of Common Stock at an exercise price of $3.88 per share. 103,626 of these warrants vested. The Credit Support Facility terminated, in its entirety, and the additional unvested warrants expired, on the date the Company closed the Senior Subordinate Note transaction.

     BRIDGE FACILITY. On September 20, 1996, the Company and Siena Capital Partners, L.P. ("Siena"), entered into a $3 million Securities Purchase Agreement (the "Bridge Facility"). On the closing date, the Company drew down the full amount of the Bridge Facility. On December 27, 1996, the Company repaid the Bridge Facility in full with a portion of the proceeds of the Senior Subordinated Note.

    In connection with the execution of the Bridge Facility, the Company granted four warrants to Siena (the "Siena Warrants"). One of the warrants, covering 100,000 shares of Common Stock (with an exercise price of $3.00 per share and a seven-year term) is fully vested. Upon payment in full of the outstanding balance of the Bridge Facility, the Bridge Facility terminated and the remaining unvested warrants expired.

    SENIOR SUBORDINATED NOTE. On December 27, 1996, the Company and Dilmun Financial Services ("Dilmun") entered into a $ 15 million Senior Subordinated Note Agreement (the "Senior Subordinated Note"). On the closing date, the Company drew down the full amount available under the Senior Subordinated Note. The Company applied the proceeds of the Senior Subordinated Note as follows: (a) the Company paid $3 million to Siena, representing payment in full of the Bridge Facility and (b) the Company applied the remaining
$12 million against closing costs and the outstanding balance due under the Revolving Facility.

    In connection with the closing, the Company and BIB Holdings (Bermuda) Ltd. ("BIB") entered into a Warrant Agreement (the "BIB Warrant Agreement") entitling BIB to purchase up to 1,245,000 shares (the "BIB Warrant Shares") of Common Stock, at an exercise price of $.25 per share (the "BIB Warrant"). 265,600 BIB Warrant Shares vested on the closing date. The remaining 979,400 BIB Warrant Shares will vest in varying installments on the first through fifth anniversaries of the closing date if the Senior Subordinated Note is not paid in full on or before each anniversary date.

    The BIB Warrant requires the Company to reserve 1,245,000 shares of Common Stock to issue to BIB upon exercise of the BIB Warrant. The BIB Warrant further provides that, if BIB exercises the BIB Warrant but the Company does not have a sufficient number of authorized and unissued shares to issue upon such exercise, the Company shall issue phantom shares of Common Stock ("Phantom Shares") to BIB in lieu thereof in an amount sufficient to fully cover the BIB Warrant exercise. BIB has the right to sell the Phantom Shares to the Company for cash at certain agreed upon prices under certain circumstances. If the Company is unable to repurchase such Phantom Shares for cash when required to do so, the Company may deliver a senior subordinated promissory note to BIB (a "BIB Warrant Note") in lieu of such cash payment. A BIB Warrant Note will bear interest at the rate of 16% per annum and shall be due and payable (absent acceleration thereof in accordance with the terms of the Senior Subordinated Note) on December 26, 2002.

    In connection with the closing, Sanwa, Dilmun and BIB entered into a Subordination Agreement. Pursuant thereto, Dilmun and BIB agreed, subject to certain conditions, that the Senior Subordinated Note will be subordinated and subject in right of payment to the prior payment in full in cash of the indebtedness of the Company to Sanwa under the New Credit Facility.

    In connection with the closing, the Company granted to Brothers Warrant Holdings I, an affiliate of Dabney Resnick Imperial, LLC, an affiliate of Siena and the Company's exclusive debt placement agent, a warrant to acquire 400,000 shares of Common Stock at an exercise price of $3.4375 per share of Common Stock (the "DRI Warrant"). The DRI Warrant is fully vested.


COMPETITION

    Competition in the gourmet coffee industry is fragmented and is typically local or regional in nature, with only a few national distributors, one of whom is the Company. The gourmet coffee industry consists of numerous wholesale gourmet coffee roasters.

    The gourmet coffee industry is comprised of two principal distribution channels, retail and wholesale. The Company sells its products exclusively through the wholesale channel. The Company considers Millstone Coffee, Inc., and Sark's Gourmet Coffee Company to be its principal national-level, wholesale competitors. The Company also competes directly against gourmet coffees sold at retail through supermarkets, specialty retailers and a growing number of gourmet coffee stores, such as Starbucks, Diedrichs and others. The gourmet coffee segment is becoming increasingly competitive as it continues to grow.

    The Company's whole bean coffees and coffee beverages also compete indirectly with all other coffees on the market and with other beverages, in particular gourmet teas. The coffee industry is dominated by several large companies, many of which have significantly greater name recognition and financial resources than the Company. Some of these competitors have introduced premium coffee products in recent years, which products comprise one of the fastest growing segments in the coffee industry and are increasingly competing with the Company's gourmet coffee products.

    The Company believes that the principal competitive factors among producers of gourmet coffee are quality of products, shelf space, packaging, distribution capabilities, access to green beans, brand name recognition (including the growth of supermarkets selling gourmet coffee packaged under their own private labels), financial resources available to develop new products and promote new and existing products and the ability to operate efficient, low cost roasting and packaging facilities and distribution operations. There can be no assurance that other national brand coffee companies with greater name recognition and financial resources than the Company will not enter the gourmet coffee market in the future.

TRADEMARKS

    The Company owns trademarks which are the subject of registrations or pending applications in the U.S. Patent and Trademark Office for many of the trademarks that it uses, including BROTHERS, HILLSIDE COFFEE, CAFE DU JOUR, COUNTRY MILL and FAIRWINDS. The Company believes that its common law and registered trademarks have significant value and goodwill and that some of its trademarks are instrumental to its ability to create demand for and market its products. There can be no assurance that the Company's pending applications will be granted or that the Company's other trademarks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using the trademarks, any of which could have an adverse effect on the Company.


SEASONALITY AND FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

    The Company's business is seasonal, with increased sales during the colder months. As a result, in a typical year, a substantial portion of the Company's sales and an equally large percentage of its reported net income from operations occur during the fourth quarter of each year. The Company's working capital requirements fluctuate each year, with its greatest needs during its third and fourth quarter of each year. The Company's results of operations for any particular quarter may not necessarily be indicative of its results of operations for any other particular quarter or for the whole year. The timing of slotting fee payments, other similar payments and product introduction costs in connection with wholesale accounts and the amount of revenue contributed by such new wholesale accounts may cause the Company's quarterly results of operations to fluctuate in the future. See
PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS --FISCAL YEAR 1995 COMPARED WITH FISCAL YEAR 1994, and PART I, ITEM 1. BUSINESS --SUPPLY OF COFFEE, and Note 1 to the Notes to Consolidated Financial Statements contained elsewhere herein.


REGULATION

    The production and marketing of the Company's products are subject to the rules and regulations of various federal, state and local health agencies, including the United States Food and Drug Administration (the "FDA"). The FDA also regulates the labeling of the Company's products.


EMPLOYEES

    As of December 27, 1996, the Company employed approximately 401 persons, none of whom were represented by a union. The Company believes that its employee relations are generally good.


ITEM 2.  PROPERTIES

    The Company's headquarters are located in Boca Raton, Florida, and consist of approximately 22,500 square feet of office space. The space is leased by the Company pursuant to a lease which expires in May 1999. This space is used for sales, marketing and administration. In addition, the Company utilizes the following facilities:

                      APPROXIMATE
                         SQUARE                                       LEASE
LOCATION                FOOTAGE     TYPE                              EXPIRATION
--------              -----------   ----                              ----------
Houston, TX             233,000     Production/Warehouse              June 2006
Londonderry, NH          10,400     Warehouse/Administrative Office   December 1997
Fort Lauderdale, FL       6,900     Warehouse                         November 1998
Commerce City, CO         7,500     Warehouse                         February 2001

ITEM 3.  LEGAL PROCEEDINGS

1.  GLORIA JEAN'S FRANCHISE LITIGATION.

    In June 1994, a former Gloria Jean's franchisee filed suit against Edglo Enterprises, Inc., the parent of Gloria Jean's ("Edglo"). The lawsuit was entitled PAUL LINDGREN, TERRY JEAN LINDGREN AND TERRY JEAN'S, INC. V. SABEY CORPORATION, GLORIA JEAN'S COFFEE BEAN CORP., GLORIA JEAN'S COFFEE BEAN FRANCHISE CORP., EDGLO ENTERPRISES, INC., EDWARD KVETKO AND GLORIA JEAN KVETKO, Case No. 94202875-2, Superior Court of the State of Washington, in and for Spokane County. The former franchisee claimed that Edglo made material misrepresentations and omissions at the time of purchase of certain development rights and franchises from Edglo and that Edglo failed to provide expertise and support to the former franchisee. The former franchisee is seeking damages of $3.9 million plus an award of damages, not to exceed three times actual damages, including interest and attorneys' fees, and certain equitable relief. Edglo has (a) asserted counterclaims against the former franchisee for unpaid royalties, payment for product and payments to settle landlord claims and (b) claims entitlement to a reduction in damages for proceeds the former franchisee received from the sale of certain franchises.

    The Company purchased all of the stock of Edglo in November 1993. In connection with that transaction, the sellers agreed to indemnify the Company for the costs associated with certain litigation, including Edglo's litigation with the former franchisee, and the sellers placed certain funds in escrow to secure their indemnification obligations. In August 1995, in connection with the settlement of the Company's indemnity claims against the sellers (pursuant to which the Company received $.3 million from the sellers), the Company released the sellers from any further indemnification obligations with respect to the litigation with the franchisee in excess of $200,000 (which amount remained in escrow to reimburse the Company for its ongoing litigation costs and expenses). The current balance in the escrow is approximately $50,000.

    The Company closed the sale of all of the stock of Edglo to The Second Cup, Ltd. ("Second Cup"), in November 1995. In connection with that transaction, the Company agreed to indemnify Second Cup for all costs and expenses associated with certain litigation, including Edglo's litigation with the former franchisee, and the Company placed certain funds in escrow to secure its indemnification obligations. Accordingly, the Company remains liable for all costs associated with this litigation, notwithstanding its sale of Edglo in late 1995, and must look to the amounts remaining in escrow (see the immediately preceding paragraph) for reimbursement of such costs and expenses.

    In November 1996, the plaintiffs amended their complaint to add the Company as a defendant in the litigation. The plaintiffs alleged in their amended complaint that the Company had destroyed certain financial records relating to Gloria Jean's franchise operations during the period in question in the litigation for the purpose of hindering the plaintiff's prosecution of their claims. The plaintiffs are seeking $10 million in damages from the Company and the other defendants for the alleged damages suffered by reason of the missing records. The Company has since located the missing records and delivered them to the plaintiffs. The Company has filed a motion for summary judgment seeking dismissal of the destruction of records claim. In March 1997, the Court, at the request of the parties, agreed to bifurcate the destruction of records claim against the Company and hold it in abeyance pending the completion of the trial.

    The case is scheduled to go to trial in Spokane, Washington, in April 1997. The parties have been in negotiations to settle this case for the past three months, but have not been able to reach a settlement. The Company and other defendants are defending, and intend to continue to defend, this case vigorously. It is not possible to predict the final outcome in this litigation at this time.

2.  SHAREHOLDER CLASS ACTION.

    In October 1995, certain stockholders filed three separate lawsuits against the Company, certain of its present and former directors and officers, certain stockholders and one of the underwriters in the Company's initial public offering. In early 1996, all three lawsuits were consolidated into a single action entitled In re: BROTHERS GOURMET COFFEES, INC. SECURITIES LITIGATION, Consolidated Case No. 95-8584-CIV-RYSKAMP, In the United States District Court, Southern District of Florida, Northern Division (the "Shareholder Class Action"). The Shareholder Class Action, which was brought on behalf of the named plaintiffs in the original three individual lawsuits and all other persons who bought Company common stock between December 9, 1993 and May 16, 1995 (the "Class Action Period"), alleged violations of the federal securities laws on the part of the defendants in connection with the initial public offering of the Company's common stock (the "IPO") and certain securities filings, announcements, press releases and analysts' reports at the time of the IPO and subsequent thereto.

    In January 1997, the parties executed a definitive Stipulation of Settlement (the "Stipulation of Settlement"). On January 27, 1997, the court issued an order preliminarily approving the proposed settlement. The principle terms of the proposed settlement are as follows: (1) the defendants will pay to the plaintiff class $3.0 million in cash and the Company will transfer to the plaintiff class a minimum of 1,840,000 shares of the Company's freely tradeable common stock (based on an average trading price of $2.989 per share), (2) if the average trading price of the Company's common stock on the 20 days preceding the final hearing to approve the settlement is less than $2.989 per share, the Company will issue additional shares to the plaintiff class in an amount so that the shares issued have an aggregate value of not less than $5,500,000 (however, the aggregate number of shares issued to the plaintiff class will not exceed 2,750,000 shares), (3) the parties will enter into mutual general releases and (4) the Shareholder Class Action (and the Derivative Action, see PART I, ITEM 3. LEGAL PROCEEDINGS, 3. SHAREHOLDER DERIVATIVE ACTION below) will be dismissed. The deadline for such class members to file objections to the proposed settlement, and/or to elect out of the class, is March 19, 1997. The final hearing on the settlement is scheduled for April 4, 1997.

    The cash portion of the settlement is fully funded. The Company's insurance carrier and other defendants have transferred $3.0 million to the settlement fund (and, assuming the proposed settlement receives final approval. The insurance company has been released and dismissed from the case). The Company will fund the stock component of the settlement promptly after the final hearing on April 4, 1997 (assuming the settlement receives final approval).


3.  SHAREHOLDER DERIVATIVE ACTION.

    In October 1995, a stockholder filed a derivative action against certain of the present and former officers and directors of the Company. The lawsuit is entitled LOWELL J. KATT, DERIVATIVELY ON BEHALF OF NOMINAL DEFENDANT, BROTHERS GOURMET COFFEES, INC., PLAINTIFF V. DENNIS L. BOYER, J.P. BOLDUC, PETER M. CASTLEMAN, RAY E. NEWTON, III, ELIAS F. ABURDENE, THOMAS V. BONOMA, ADRIAN J. SLYWOTSKY, SAMUEL R. BOYER, JERRY HOLLAND, DON BREEN, MICHAEL CARLIN, KEVIN J. LEARY AND ROBERT C. SPINDLER, DEFENDANTS, V. BROTHERS GOURMET COFFEES, INC., NOMINAL DEFENDANT, CL 95-8275AB, In the Circuit Court of Palm Beach County, Florida, Fifteenth Judicial Division (the "Shareholder Derivative Action").

    The plaintiff in this lawsuit asserted breach of fiduciary duty claims, waste of corporate assets and seeking declaratory relief and damages against the defendants. The complaint in the Shareholder Derivative Action was served on the Company in January 1996. In March 1996, at the Company's request, the plaintiff agreed to stay all proceedings in the Shareholder Derivative Action pending resolution of the Shareholder Class Action.

    The plaintiff in the Shareholder Derivative Action has agreed to settle his claims and is a party to the Stipulation of Settlement. The principle terms of the proposed settlement are as follows: (1) the Company has agreed to use its reasonable best efforts (a) to appoint a new non-employee member to its Board of Directors on or before April 30, 1997 (which it has done),
(b) to continuously maintain thereafter at least a majority of non-employee members on its Board of Directors and on its Audit and Finance and Compensation Committees (which it has done), and (c) unless approved by unanimous action of the Board of Directors, to neither enter into any new employment agreement or consulting agreement with any person who prior to October 22, 1996 was a former employee Board member nor renew or extend the term of any existing consulting arrangement with any such former employee Board member beyond its stated termination date and (2) the Shareholder Derivative Action will be dismissed and all of the claims asserted by the plaintiff will be released. The arrangements described in (1) of the preceding sentence will remain in place until the earlier of the date upon which the Company no longer has any class of securities registered under the Securities and Exchange Act of 1934 or 5 years from the date of the Stipulation of Settlement.


4.  KONA COFFEE CLASS ACTION.

    In January 1997, a group of Kona coffee producers filed a class action lawsuit against a group of coffee retailers, including the Company. The title of the lawsuit is SUGAI PRODUCTS, INC., JOHN LANGENSTEIN, DBA LANGENSTEIN FARMS, MIKE CRAIG, DBA ROOSTER FARMS, THOMAS HING, DBA HING FARMS, AND JEFF CITRON, DBA CITRON ESTATES, ON BEHALF OF THEMSELVES AND ALL OTHER SIMILARLY SITUATED, PLAINTIFFS, V. KONAI KAI FARMS, INC. REGTON COMPANIES, INC. STARBUCKS CORPORATION, PEET'S COFFEE AND TEA, INC., GLORIA JEAN'S GOURMET COFFEES CORPORATION, FIRST COLONY COFFEE AND TEA COMPANY, S & W FINE FOODS, INC., PEERLESS COFFEE CO., INC., NESTLE BEVERAGE COMPANY, BROTHERS GOURMET COFFEES, INC., DBA ELKIN COFFEE, THE COFFEE BEANERY, LTD., PRICE COSTCO, INC., MICHAEL L. NORTON AND ROBERT REGLI, DEFENDANTS, UNITED STATES DISTRICT COURT, DISTRICT OF HAWAII, CIV. NO. 97 00043, CLASS ACTION. The plaintiffs have alleged that, between 1987 and 1996, the defendants conspired to, and did in fact, flood the world wide markets with cheaper and inferior grades of coffee under the false label "Kona Coffee" and that such wrongful actions of the defendants artificially depressed the price of the plaintiffs' coffee crops, damaged the reputation enjoyed by Kona Coffee and wrongfully resulted in extraordinary profits to the defendants which they should be required to disgorge to the plaintiffs. The Company filed its answer on March 7, 1997.

    The Company believes this lawsuit is without merit and intends to defend it vigorously.


5.  OTHER LITIGATION.

    The Company is also involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these routine legal proceedings will have a material adverse effect on the financial condition or operations of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders of the Company during the fourth quarter of Fiscal Year 1996.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Brothers' Common Stock is listed on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market, trading under the symbol "BEAN." Information on sales prices for the Common Stock is set forth below:

                             High        Low
                            ------      -----

First Quarter 1995          15          9-1/2

Second Quarter 1995         14-1/4      7-1/4

Third Quarter 1995           9-1/5      3-1/2

Fourth Quarter 1995          6-1/8      3-5/8


First Quarter 1996           4-1/4      3-1/2

Second Quarter 1996          4-1/2      3-7/16

Third Quarter 1996           3-9/16     2-5/16

Fourth Quarter 1996          3-3/8      2-1/4

First Quarter 1997(1)        4-5/8      2-1/2

    ----------------
    (1)  Through March 13, 1997.


    As of March 18, 1997, there were approximately 302 holders of record and in excess of 2,500 beneficial owners of the Company's Common Stock.

    The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain its earnings to provide funds for the operation and expansion of its business and, therefore, does not anticipate declaring or paying cash dividends in the foreseeable future. Any payment of future dividends will be at the discretion of the Board and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with
respect to the payment of dividends and other relevant factors.   Further,
pursuant to the terms of its existing debt facilities, the Company is, and will be, restricted in its ability to pay cash dividends on its Common Stock. See PART I, ITEM 1. BUSINESS -- CREDIT FACILITIES.

ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

    The following selected financial data for Fiscal Years 1992, 1993, 1994, 1995 and 1996 are derived from financial statements of Brothers Gourmet Coffees, Inc. The operating results of discontinued operations, including provisions for estimated losses during the phase-out period, have been segregated from continuing operations and reported as a separate line item on the statement of operations for Fiscal Years 1992, 1993, 1994, 1995 and 1996. The data should be read in conjunction with the consolidated financial statements, selected notes and other financial statements included herein.

                                                                Fiscal Year Ended
                                            --------------------------------------------------------
                                              1992       1993(1)      1994        1995        1996
                                            --------    --------    --------    --------    --------
                                                     (in thousands, except per share data)
Statement of Operations Data:
  Sales                                     $ 35,595    $ 74,879    $114,165    $ 95,005    $ 72,577
  Cost of goods sold                          19,349      36,706      63,817      52,951      38,585
                                            --------    --------    --------    --------    --------
    Gross profit                              16,246      38,173      50,348      42,054      33,992
  Distribution, selling and marketing
   expense                                     9,398      23,185      33,604      35,164      26,186
  Administrative expenses                      4,408       4,965       8,705       9,694       5,640
  Amortization of intangibles                  1,491       3,184       3,785       3,373       2,784
  Restructuring charges                        7,300       7,000          --         945         291
                                            --------    --------    --------    --------    --------
  Operating income (loss) from
   continuing operation                       (6,351)       (161)      4,254      (7,122)       (909)
  Other (income) expenses:
    Interest expense, net                      2,675       4,541       1,625       2,523       2,140
    Litigation settlement                         --          --          --          --       5,500
    Other (income) expenses                     (136)       (173)       (538)         47          76
                                            --------    --------    --------    --------    --------
  Income (loss) from continuing
   operations before income taxes and
   extraordinary item                         (8,890)     (4,529)      3,167      (9,692)     (8,625)
  Income tax expense                             100          --          --          --          --
                                            --------    --------    --------    --------    --------
  Income (loss) from continuing
   operations                                 (8,990)     (4,529)      3,167      (9,692)     (8,625)
  Income (loss) from discontinued
   operations                                     --       1,782        (810)    (43,794)     (1,400)
  Extraordinary item loss from early
   extinguishment of debt                     (1,363)     (4,472)         --          --        (156)
                                            --------    --------    --------    --------    --------
  Net income (loss)                          (10,353)     (7,219)      2,357     (53,486)    (10,181)
  Preferred stock dividend                        --         850          --          --          --
                                            --------    --------    --------    --------    --------
  Net income (loss) applicable to
   common shares                            $(10,353)   $ (8,069)   $  2,357    $(53,486)   $(10,181)
                                            --------    --------    --------    --------    --------
                                            --------    --------    --------    --------    --------
  Income (loss) per common share
   before extraordinary item                $  (1.21)   $  (0.36)   $   0.20    $  (4.78)   $  (0.89)
                                            --------    --------    --------    --------    --------
                                            --------    --------    --------    --------    --------

OTHER DATA:
  Earnings before interest, income
   taxes, depreciation and amortization
   ("EBITDA")(2)                            $  3,818    $ 15,885    $ 19,077    $  8,489    $ 11,159

BALANCE SHEET DATA (AT END OF
 PERIOD):
  Working capital(3)                        $  6,017    $ 17,838    $ 17,988    $ 12,654    $ 13,038
  Total assets                                63,568     166,017     181,755     109,292     109,303

  Long-term debt(4)                           35,305      19,370      35,035      19,004      20,137
  Stockholders' equity                        17,749     122,600     124,919      71,724      65,030

(1) See PART I. ITEM 1. BUSINESS - THE COMPANY above for a discussion of acquisitions by the Company during fiscal year 1993.

(2) Excludes restructuring charges and extraordinary items. Amortization includes amortization of intangible as well as amortization of prepaid promotional expenses. EBITDA is not intended to represent cash flow from operations as defined by Generally Accepted Accounting Principles ("GAAP") and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA is included in this table as it is a basis upon which the Company assesses its financial performance. In addition, certain covenants in the Company's borrowing arrangements are tied to similar measures.

(3) Excludes current maturities of long-term debt and note payable under the Old Credit Facility and the New Credit Facility.

(4) Includes current maturities of long-term debt and note payable under the Old Credit Facility and the New Credit Facility.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the information set forth under PART II, ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA and the financial statements and notes thereto for the Company included elsewhere herein. The following discussion of financial data for Fiscal Years 1996, 1995, 1994 and 1993 are derived from financial statements of Brothers Gourmet Coffees, Inc. The operating results of discontinued operations, including provisions for estimated losses during the phase-out period, have been segregated from continuing operations and reported as a separate line item on the statement of operations for Fiscal Years 1996, 1995, 1994 and 1993. The data should be read in conjunction with the consolidated financial statements, selected notes and other financial statements included herein.


FISCAL YEAR 1996 COMPARED WITH FISCAL YEAR 1995

    The information set forth below compares the Company's operating results for Fiscal Year 1996 with its operating results for Fiscal Year 1995 (as restated to separately identify Income (Loss) from Discontinued Operations in that year).

         SALES. Sales decreased by $22.4 million, or 23.6%, in Fiscal Year 1996 from Fiscal Year 1995 principally due to a 4.3 million decline in pound volume. This decline resulted from the loss of certain customers in the Company's grocery channel of distribution. Competitive pressure to provide unprofitable promotional contracts, principally in the form of product placement costs, was the primary reason for the loss of customers. Also, liquidity constraints limited the Company's ability to increase its marketing and promotional spending on its products.

         COST OF GOODS SOLD. Cost of goods sold decreased by $14.4 million, or 27.1%, in Fiscal Year 1996 from Fiscal Year 1995. The decrease occurred principally as a result of (1) a 4.3 million decline in pound volume resulting in a $10.8 million reduction in cost of goods sold, (2) a $0.32 per pound decline in green coffee and other material costs resulting in a $4.9 million decline in cost of goods sold (3) and a reduction in plant labor and overhead costs resulting in a $1.1 million reduction in cost of goods sold. These reductions were partially offset by $2.4 less of million LIFO cost reductions.

         GROSS PROFIT AND GROSS PROFIT MARGIN. Gross profit decreased by $8.1 million, or 19.2%, in Fiscal Year 1996 from Fiscal Year 1995, principally due to lower sales volume of 4.3 million pounds and reduced cost of goods deduction for LIFO of $2.4 million.

         The gross profit margin as a percentage of sales improved from 44.3% in Fiscal Year 1995 to 46.8% in Fiscal Year 1996, principally due to lower green coffee and material costs, and lower plant overhead costs.

         DISTRIBUTION, SELLING AND MARKETING EXPENSES. Distribution, selling and marketing expenses decreased by $9.0 million, or 25.5%, in Fiscal Year 1996 from Fiscal Year 1995 due to lower marketing, advertising and promotional expenses, product placement costs, distribution costs and salaries. Distribution, selling and marketing expenses, as a percentage of sales, decreased to 36.1% in Fiscal Year 1996 from 37.0% in Fiscal Year
1995 principally due to the same factors.

         ADMINISTRATIVE EXPENSES. Administrative expenses decreased by $4.1 million or 41.8% in Fiscal Year 1996 from Fiscal Year 1995, principally due to (1) $1.2 million in lower salaries and payroll expenses, (2) $1.5 million in reduced professional fees, and (3) $1.4 million in reduced bad debt expense. Administrative expenses decreased from 10.2% of sales in Fiscal Year 1995 to 7.8% of sales in Fiscal Year 1996.

         AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased by $.6 million, or 17.5%, in Fiscal Year 1996 from Fiscal Year 1995 due to reductions in amortization of non-compete agreements.

         RESTRUCTURING CHARGES. Restructuring charges decreased by $.7 million, or 69.2%, in Fiscal Year 1996 from Fiscal Year 1995 due to the Company's implementation of its 1995 Restructuring Plan, the closing of its Denver, Colorado and Pittsburgh, Pennsylvania roasting and packaging facilities, the payment of certain severance costs and the payment of other related restructuring costs.

         OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS. As a result of the above mentioned factors, the operating loss from continuing operations decreased by $6.2 million, or 87.2%, in Fiscal Year 1996 from Fiscal Year 1995.

         INTEREST EXPENSE.   Interest expense decreased by $.4 million, or
15.2%, in Fiscal Year 1996 from Fiscal Year 1995 due to lower outstanding borrowings under the Company's revolving credit facility.

         LITIGATION SETTLEMENT. Litigation settlement expense increased $5.5 million during Fiscal Year 1996 from Fiscal Year 1995. In October 1996, the Company agreed to settle all claims asserted against the Company and other defendants in the Shareholder Class Action and Shareholder Derivative Action. The combined settlement, which is subject to final documentation and court approval, aggregates $8.5 million, of which $3.0 million will be paid by the Company's insurance carrier and other defendants. The remaining $5.5 million will be paid by the Company in the form of freely tradeable common stock issued by the Company.

         INCOME (LOSS) FROM DISCONTINUED OPERATIONS. Loss from discontinued retail operations and loss on disposal of discontinued retail operations decreased by $42.4 million in Fiscal Year 1996 from Fiscal Year 1995. In the second quarter of Fiscal Year 1995, the Board adopted the Disposition Plan. Accordingly, the operating results of the discontinued retail operations, including provisions for estimated losses during the phase-out period, have been segregated from continuing operations and reported as a separate loss component.

         EXTRAORDINARY ITEM. Extraordinary item increased $.2 million in Fiscal Year 1996 from Fiscal Year 1995. The Company incurred a $.2 million extraordinary loss from early extinguishment of debt during Fiscal Year 1996.

         NET INCOME (LOSS). Net loss decreased by $43.3 million, or 81.0%, in Fiscal Year 1996 from Fiscal Year 1995 due primarily to decreases in cost of goods sold, lower operating expenses and decreased loss from discontinued retail operations partially offset by the litigation settlement.


FISCAL YEAR 1995 COMPARED WITH FISCAL YEAR 1994

    The information set forth below compares the Company's operating results for Fiscal Year 1995 with its operating results for Fiscal Year 1994.

    SALES. Sales decreased $19.2 million, or 16.8%, in Fiscal Year 1995 from Fiscal Year 1994. This decrease is attributable primarily to a decline in sales resulting from (1) the Company's sale of its food service operations ($8.0 million in sales during Fiscal Year 1994) and (2) a decrease in non-recurring green coffee sales ($6.1 million in sales during Fiscal Year
1994). The remaining decrease in sales of $5.1 million resulted from decreased sales volumes in the Company's grocery, mass merchant and gourmet channels of distribution. Excluding pound volume associated with non-recurring green coffee sales, the Company's pound volume sales decreased
3.7 million pounds primarily due to decreased volume from the sale of its food service operations (2.7 million pounds) and decreased volumes in the grocery, mass merchant and gourmet channels of distribution (1.0 million pounds).

    COST OF GOODS SOLD. Cost of goods sold decreased $10.9 million, or 17.0%, in Fiscal Year 1995 from Fiscal Year 1994. The decrease resulted principally from decreased sales volumes (1) resulting from the sale of its food service operations, (2) in the Company's grocery, mass merchant and gourmet channels of distribution and (3) the elimination of the Fiscal Year 1994 non-recurring green coffee sales.

    GROSS PROFIT AND GROSS PROFIT MARGIN. Gross profit decreased $8.3 million, or 16.5%, in Fiscal Year 1995 from Fiscal Year 1994, principally because of (1) lower sales volume and (2) higher green coffee and plant overhead costs.

    Gross profit margin increased to 44.3% in Fiscal Year 1995 compared to 44.1% in Fiscal Year 1994. The increase in gross profit margin included $3.5 million of last-in, first-out ("LIFO") basis cost of goods sold reduction in Fiscal Year 1995 compared to $5.1 million of LIFO basis cost of goods sold increase in Fiscal Year 1994. Excluding the impact of LIFO, the gross profit margin decreased from 48.6% in Fiscal Year 1994 to 40.6% in Fiscal Year 1995 primarily due to higher green coffee and plant costs.

    DISTRIBUTION, SELLING AND MARKETING EXPENSES. Distribution, selling and marketing expenses increased $1.6 million, or 4.6%, in Fiscal Year 1995 from Fiscal Year 1994. Distribution, selling and marketing expenses, as a percentage of sales, increased to 37.0% in Fiscal Year 1995 from 29.4% in Fiscal Year 1994 due to an increase in marketing media, product placement and distribution costs.

    ADMINISTRATIVE EXPENSES. Administrative expenses increased $1.0 million, or 11.4%, in Fiscal Year 1995 from Fiscal Year 1994. Administrative expenses, as a percentage of sales, increased to 10.2% in Fiscal Year 1995 from 7.6% in Fiscal Year 1994. The $1.0 million increase in administrative expenses was primarily due to (1) a $1.1 million increase in legal and professional fees associated with the implementation of the Disposition Plan and the Restructuring Plan and (2) an increase of $0.8 million in bad debt expense due principally to the aging deterioration of receivables associated with the Fiscal Year 1994 disposal of the food service operations. These increases were offset in part, by decreases in payroll, depreciation and travel and entertainment expenses as a result of the Restructuring Plan.

    AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased $0.4 million, or 10.9%, in Fiscal Year 1995 from Fiscal Year 1994 due to the reductions in amortization of non-compete agreements.

    RESTRUCTURING CHARGES. Restructuring charges were $0.9 million in Fiscal Year 1995. In connection with the Restructuring Plan, the Company incurred severance costs of $1.1 million and plant shut-down costs of $0.8 million (consisting principally of lease buyout costs and write-offs of leasehold improvements). These costs were partially offset by a reversal of $1.0 million of previously accrued restructuring charges following the Board's decision during the first quarter of Fiscal Year 1995 to terminate the restructuring plan that it had adopted in Fiscal Year 1993.

    OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS. As a result of the above mentioned facts, the operating income (loss) from continuing operations decreased $11.4 million in Fiscal Year 1995 from Fiscal Year 1994.

    INTEREST EXPENSE. Interest expense increased $0.9 million, or 55.3%, in Fiscal Year 1995 from Fiscal Year 1994, primarily due to higher outstanding borrowings under the Company's Old Credit Facility.

    INCOME (LOSS) FROM DISCONTINUED OPERATIONS. Loss from discontinued retail operations increased $4.6 million from a loss of $0.8 million in Fiscal Year 1994 to a loss of $5.4 million through the measurement date in Fiscal Year 1995 due primarily to (1) increased retail store operating expenses, (2) higher general and administrative expenses and (3) increased expenses related to the opening of additional Coffee Bars. In connection with the Disposition Plan, the Company recorded a loss on the expected disposition of its Retail Operations in the amount of $38.4 million in Fiscal Year 1995, which included a provision of $6.1 million for estimated operating losses during the Retail Operations phase-out period.

    NET INCOME (LOSS). Net income (loss) decreased $55.8 million from net income of $2.4 million in Fiscal Year 1994 to a net loss of $53.5 million in Fiscal Year 1995 due primarily to losses on the recorded disposition of Retail Operations, costs associated with implementing the Restructuring Plan, other costs associated with the Disposition Plan, decreased gross profits, increased selling and marketing expenses and increased general and administrative expenses (as discussed above).


FISCAL YEAR 1994 COMPARED WITH FISCAL YEAR 1993

    The information set forth below compares the Company's operating results for Fiscal Year 1994 with its operating results for Fiscal Year 1993.

    SALES. Sales increased $39.3 million, or 52.5%, in Fiscal Year 1994 from Fiscal Year 1993. This increase was attributable primarily to increased sales volumes as a result of the acquisition of Hillside and the effect of two price increases to customers during the summer and fall of Fiscal Year 1994. Sales revenues increased $6.1 million from the sale of green coffee beans during the third and fourth quarters of Fiscal Year 1994. Sales revenues increased $7.3 million, excluding the $6.1 million sale of green coffee beans, or 7.2%, in Fiscal Year 1994 from Fiscal Year 1993 pro forma sales of $100.8 million (including Hillside) primarily as a result of price increases.

    COST OF GOODS SOLD. Cost of goods sold increased $27.1 million, or 73.9%, in Fiscal Year 1994 from Fiscal Year 1993. The increase was attributable primarily to (1) the acquisition of Hillside, (2) the greater than 70.0% increase in the cost of green coffee beans during Fiscal Year 1994 compared to Fiscal Year 1993 and (3) the effect of a $5.1 million LIFO basis cost of goods sold expense.

    GROSS PROFIT AND GROSS PROFIT MARGIN. Gross profit increased $12.2 million, or 31.9%, in Fiscal Year 1994 from Fiscal Year 1993 primarily due to increased sales revenues principally from (1) the acquisition of Hillside and
(2) the sale of green coffee beans.

    Gross profit margin decreased to 44.1% in Fiscal Year 1994 from 51.0% in Fiscal Year 1993. The decrease was primarily attributable to the increased cost of green coffee beans. The LIFO basis cost of goods sold expense in Fiscal Year 1994 attributable to green coffee bean prices decreased the gross profit margin from 48.6% on a FIFO (first-in, first-out) basis.

    DISTRIBUTION, SELLING AND MARKETING EXPENSES. Distribution, selling and marketing expenses increased $10.4 million, or 44.9%, in Fiscal Year 1994 from Fiscal Year 1993. The increase was attributable primarily to the acquisition of Hillside.

    Distribution, selling and marketing expenses as a percentage of sales decreased to 29.4% in Fiscal Year 1994 compared to 31.0% in Fiscal Year 1993. The increase in promotional and introductory costs in Fiscal Year 1994 were the result principally of increased allowances for new or additional shelf space, as a percentage of sales. Such costs were offset by lower salaries and benefits, as a percentage of sales.

    ADMINISTRATIVE EXPENSES. Administrative expenses increased $3.7 million, or 75.3%, in Fiscal Year 1994 from Fiscal Year 1993. The increase was attributable primarily to the acquisition of Hillside. Administrative expenses, as a percentage of sales, increased to 7.6% in Fiscal Year 1994 compared to 6.6% in Fiscal Year 1993. The increase was attributable primarily to increased administrative expenses principally from the acquisition of Hillside.

    AMORTIZATION OF INTANGIBLES. Expense for amortization of intangibles increased $0.6 million, or 18.9%, in Fiscal Year 1994 from Fiscal Year 1993. The increase was attributable primarily to additional goodwill amortization created by the Hillside acquisition.

    RESTRUCTURING CHARGES. The Company incurred no additional restructuring charges in Fiscal Year 1994. In Fiscal Year 1993, the Company incurred a $7.0 million restructuring charge, of which approximately $0.7 million was a non-cash charge. The Company expended $0.3 million and $3.5 million to fund restructuring expenses associated with the Fiscal Year 1993 accrual in Fiscal Years 1993 and 1994, respectively. At December 30, 1994, the balance in the restructuring reserve was approximately $2.5 million. In January 1995, the Board determined to temporarily suspend the 1993 restructuring plan pending the evaluation of strategic alternatives. See Note 4 to the Notes to Consolidated Financial Statements contained elsewhere herein.

    OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS. As a result of the above mentioned factors, operating income (loss) from continuing operations increased $4.4 million in Fiscal Year 1994 from Fiscal Year 1993.

    INTEREST EXPENSE. Interest expense decreased $2.9 million, or 64.2%, in Fiscal Year 1994 from Fiscal Year 1993. The decrease was attributable primarily to lower outstanding borrowings under the Company's Old Credit Facility. In December 1993, the Company repaid approximately $86.6 million of its outstanding indebtedness with proceeds from its initial public offering of Common Stock.

    INCOME (LOSS) FROM DISCONTINUED OPERATIONS. Income (loss) from discontinued operations decreased $2.6 million from Fiscal Year 1993 to Fiscal Year 1994 principally due to increased store operating expenses and administrative expenses related to the retail roll-out of the Coffee Bars and the inclusion of Gloria Jean's operating results for the entire Fiscal Year 1994.

    EXTRAORDINARY ITEM. Extraordinary item decreased $4.5 million in Fiscal Year 1994 from Fiscal Year 1993. The Company incurred a $4.5 million extraordinary loss from the early extinguishment of debt during Fiscal Year 1993.

    NET INCOME (LOSS). Net income increased $9.6 million to $2.4 million in Fiscal Year 1994 from a loss of $7.2 million in Fiscal Year 1993. The increase in net income was primarily caused by the increase in operating income from continuing operations and reduction in loss from the extraordinary items.


LIQUIDITY AND CAPITAL RESOURCES

    In May 1996, the Company entered into a New Credit Facility, consisting of a $15.0 million Revolving Facility, a $7.5 million Term Loan A and a $2.5 million Term Loan B. Term Loan B terminated on December 27, 1996. The Company used approximately $12.5 million of the proceeds of its New Credit Facility to repay its Old Credit Facility in full.

    The New Credit Facility matures on May 28, 1999. The interest rate under the Revolving Facility is prime plus 1% (with an interest rate option at LIBOR plus 2.5%). The interest rate on the Term Facility is prime plus 1.5% (with an interest rate option at LIBOR plus 3%).

    In September 1996, the Company entered into a $3 million Bridge Facility which was repaid in full in December 1996 when the Company entered into a $15 million Senior Subordinated Note facility. The remaining $12.0 million was used to pay closing costs and to pay down the Revolving Facility.

    The Senior Subordinated Note matures on December 26, 2002. The interest rate on the Senior Subordinated Note is 11.25% per annum.

    As of December 27, 1996, the Company had outstanding $24.9 million of institutional indebtedness, consisting of $9.9 million under its Credit Facility and $15 million under its Senior Subordinated Note Facility.

    During Fiscal Year 1996, the weighted average interest expense of the Company was 8.5%.

    During Fiscal Year 1996, the Company used the proceeds from its credit facilities and proceeds from sales of discontinued operations to fund (1) $3.2 million of capital expenditures and (2) $5.3 million of cash used in continuing and discontinued operations.

    During Fiscal Year 1996, the Company's net cash used in operating activities was $1.3 million principally due to a $7.5 million increase in inventories. This increase in inventories was due principally to increases
(1) in green coffee supplies, for the purpose of obtaining favorable green coffee pricing (see SUBSEQUENT EVENTS below), and (2) finished goods, for the purpose of preparing for plant maintenance activity in February 1997.

    At December 27, 1996, cash available under the Company's Revolving Facility was $11.8 million. Based on available resources, the Company should be able to fund its current and long-term capital needs and maintain its commitment to on-going growth strategies, which include product promotional expenditures and capital expenditures for new and existing customers and capital expenditures in the Company's roasting and packaging facility.

SUBSEQUENT EVENTS

    During Fiscal Years 1994 and 1995, the green coffee market has been especially volatile. During Fiscal Year 1996, the green coffee market was comparatively stable. During January 1997, the green coffee market entered a bullish phase similar to that seen during the Brazilian frosts of 1994.
Green coffee prices have recently increased 50% and reached prices as high as $2.00 per pound after closing out Fiscal Year 1996 slightly below $1.20 per pound. The Company will attempt to maintain its per pound gross profit by increasing sales prices commensurate with the increase in green coffee prices. The increase in sales prices may result in a decrease in sales volume.

    In January, 1997, the Company announced the appointment of Mr. James L. Moore, Jr. to the Company's Board of Directors. Mr. Moore currently serves as President and Chief Operating Officer of Coca-Cola Bottling Co. Consolidated, Charlotte, North Carolina.

    In March, 1997, the Company announced the appointment of Mr. Raymond B. Rudy to the Company's Board of Directors. Mr. Rudy currently serves as a Partner and Managing Director of J. W. Childs Associates, L.P., Boston, Massachusetts. Mr. Rudy has over forty (40) years of experience in the wholesale grocery channel with such companies as Procter and Gamble, Hunt Wesson, General Foods, Arnold Foods and Snapple Beverage.


IMPACT OF INFLATION

    During Fiscal Year 1994, green coffee cost increases to the Company were not materially related to inflation, but were caused by the effects of weather-related price increases. See PART I, ITEM I. BUSINESS -- SUPPLY OF COFFEE. Recently, green coffee prices have increased over 50%, which may have an adverse effect on the Company's operating results and profitability in the future. See PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- SUBSEQUENT EVENTS above for more information concerning recent increases in the price of green coffee. Increases in labor and material packaging costs were not material to the Company.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and supplementary financial data required by this ITEM 8. are set forth in ITEM 14. of this Form 10-K. All information which has been omitted is either inapplicable or not required.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

    The information required by ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11. EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT"; and ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, is incorporated herein by reference to the Company's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders, scheduled to be held in May 1997, which shall be filed with the Securities and Exchange Commission within 120 days from the end of Fiscal Year 1996.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) AND (d) FINANCIAL STATEMENTS AND SCHEDULE

    The financial statements and schedule listed in the accompanying Index of Financial Statements and Schedule (starting on Page F-1) are filed as part of this Annual Report.

(b) REPORTS ON FORM 8-K

    1.   Form 8-K filed on October 25, 1996.

    2.   Form 8-K filed on January 10, 1997.

(c) EXHIBITS


EXHIBITS

    All exhibits listed hereunder, unless otherwise indicated, have previously been filed as exhibits to Registration Statement No. 33-70236 (effective December 9, 1993) and/or subsequent Forms 10-Q, Forms 10-K and/or Forms 8-K, when and as so indicated. Such exhibits have been filed with the Securities and Exchange Commission ("Commission") pursuant to the requirements of the Acts administered by the Commission. Such exhibits are incorporated herein by reference under Rule 24 of the Commission's Rules of Practice and Investigations. Certain other instruments which would otherwise be required to be listed below have not been so listed because such instruments do not authorize securities in an amount which exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis and the Company agrees to furnish a copy of any such instrument to the Commission upon request.

Exhibit
Number                            Description
-------                           -----------
3.1        Restated Certificate of Incorporation.

4          Specimen of Common Stock Certificate.

4.1 Restated Bylaws (incorporated by reference to the Company's Current Report on Form 8-K, filed March 2, 1995).

4.2 Rights Agreement between the Company and Chemical Bank, dated as of March 31, 1995, which includes the Certificate of Designation in respect of the Series A Preferred Stock as Exhibit A thereto, the form of Right Certificate as Exhibit B thereto and the Summary of Rights to Purchase Series A Preferred Stock as Exhibit C thereto (incorporated by reference to the Company's Current Report on Form 8-K, filed April 11, 1995).

10.1       Form of Indemnification Agreement.

10.2 Stock Purchase Agreement among the Company, Chock Full O'Nuts Corporation and Hillside Holding Corporation dated October 8, 1993.

10.3 Stock Purchase Agreement among the Company and all of the stockholders of Edglo Enterprises dated October 6, 1993.

10.4 Assignment Agreement between the Company and Brothers Retail Corp. dated November 15, 1993.

10.5       Amended and Restated Stock Option Plan dated March 1993, as amended.*

10.6 Management Incentive Stock Option Plan dated June 5, 1990, as amended.*

10.7       Non-Qualified Stock Option Plan dated June 5, 1990, as amended.*

10.8 Amended and Restated Executive Employment Agreement between the Company and Dennis Boyer dated as of September 29, 1993 and restated on December 9, 1993 (incorporated by reference to the Company's Annual Report filed on Form 10-K for the Fiscal Year ended December 30, 1994).

10.9       Agreement between the Company and J. Michael Chu dated October 8,
           1993.

10.10 Registration Rights Agreement among the Company and Several Investors dated as of December 30, 1992.

10.11 Registration Rights Agreement among the Company, J.H. Whitney & Co., Whitney 1990 Equity Fund, L.P. and Whitney Subordinated Debt Fund, L.P. dated as of December 30, 1992.

10.12 Registration Rights Agreement among the Company and Several Investors dated as of November 19, 1993.

10.13 Registration Rights Agreement between the Company and Steven Shulman dated as of November 18, 1993.

10.14 Loan Agreement dated December 16, 1993 between the Company and First Union National Bank of North Carolina (incorporated by reference to the Company's Annual Report filed on Form 10-K for the Fiscal Year ended December 31, 1993).

10.15 Employment Agreement dated December 2, 1994 by and between the Company and Donald Breen (incorporated by reference to the Company's Annual Report filed on Form 10-K for the Fiscal Year ended
           December 30, 1994).

10.16 Employment Agreement dated October 21, 1994 by and between the Company and Terry M. Olson (incorporated by reference to the Company's Annual Report filed on Form 10-K for the fiscal year ended December 30, 1994).

10.17 First Amendment to Amended and Restated Executive Employment Agreement between the Company and Dennis Boyer, dated as of April 17, 1995 (incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 31, 1995).

10.18 Form of Executive Management Stay Bonus Program (incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 31, 1995).

10.19 Severance Agreement between the Company and Michael J. Carlin, dated as of April 26, 1995 (incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 31, 1995).

10.20 Management Stay Bonus Program for Dennis Boyer, dated as of April 17, 1995 (incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 31, 1995).

10.21 Form of Senior Management Stay Bonus Program (incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 31, 1995).

10.22 Second Amendment to Loan Agreement and Loan Documents by and between First Union National Bank of North Carolina, N.A. and the Company, dated May 1, 1995 (incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the fiscal quarter ended June 30, 1995).

10.23      Executive Employment Agreement by and between the Company and David
           B. Vermylen, dated as of July 31, 1995 (incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the fiscal quarter ended September 30, 1995).

10.24 Third Amendment to Loan Agreement and Loan Documents by and between First Union National Bank of North Carolina, N.A. and the Company, dated September 26, 1995 (incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the fiscal quarter ended September 30, 1995).

10.25 Stock Purchase Agreement by and between Brothers Retail Corp. and The Second Cup Ltd., dated October 16, 1995, as amended by that certain Amendment to Stock Purchase Agreement, dated November 9, 1995, by and between Brothers Retail Corp. and Gloria Jean's Inc., as assignee of The Second Cup Ltd. (incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the fiscal quarter ended September 30, 1995).

10.26 Agreement of Sale by and among Diedrich Coffee (as Purchaser) and Brothers Coffee Bars, Inc. and Brothers Gourmet Coffees, Inc. (as Sellers), dated as of February 23, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995).

10.27 Executive Employment Agreement by and between the Company and Mr. Donald Breen, dated as of January 18, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995).

10.28 Agreement of Sale by and among Foster Brothers Corporation and Brothers Coffee Bars, Inc., Brothers Gourmet Coffees, Inc., and Brothers Retail Corp., and joined in by Kent Foster, dated as of March 27, 1966 (incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 28, 1996).

10.29 Fourth Amendment to the Loan Agreement and Loan Documents, dated as of March 29, 1996, by and between the Company and First Union National Bank of North Carolina (incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 28, 1996).

10.30 Loan and Security Agreement, by and among Brothers Gourmet Coffees, Inc., as borrower, and Sanwa Business Credit Corporation, as agent and lender, dated as of May 29, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996).

10.31 Credit Support Agreement, by and among Brothers Gourmet Coffees, Inc., J.H. Whitney & Co. and J.P. Bolduc, dated as of May 29, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996).

10.32 Securities Purchase Agreement, by and among Brothers Gourmet Coffees, Inc., as borrower, and Siena Capital Partners, L.P., as lender, dated as of September 20, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1996).

10.33 Memorandum of Understanding and Related Letter Agreement (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1996).

10.34 First Amendment and Consent to Loan and Security Agreement, by and among Brothers Gourmet Coffees, Inc., as borrower, and Sanwa Business Credit Corporation, as agent and lender, dated as of September 20, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1996).

10.35 Second Amendment and Consent to Loan and Security Agreement, by and among Brothers Gourmet Coffees, Inc., as borrower, and Sanwa Business Credit Corporation, as agent and lender, dated as of December 27, 1996 (incorporated by reference to the Company's Report on Form 8-K, dated January 10, 1997).

10.36 Senior Subordinated Note Agreement, by and among Brothers Gourmet Coffees, Inc., as borrower, and Dilmun Financial Services, as lender, dated as of December 27, 1996 (incorporated by reference to the Company's Report on Form 8-K, dated January 10, 1997).

11         Statement Re: Computation of Per Share Earnings. **

21 List of Subsidiaries (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 29,
           1995).

23         Consent of Ernst & Young LLP. **

27         Financial Data Schedule **

--------------------
* Compensatory plans in which directors and officers participate and which are not available to all employees.

**  Filed herewith.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BROTHERS GOURMET COFFEES, INC.


                                       By:   /s/ DONALD D. BREEN
                                          --------------------------------------
                                             DONALD D. BREEN
                                             PRESIDENT, CHIEF EXECUTIVE OFFICER
                                             AND CHIEF FINANCIAL OFFICER

                                       Date: March 27, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURES                        TITLE                         DATE
     ----------                        -----                         ----

/s/ DONALD D. BREEN       President, Chief Executive Officer,    March 27, 1997
-----------------------   Chief Financial Officer (Principal
DONALD D. BREEN           Executive Officer and Principal
                          Financial Officer) and Director


/s/ BARRY BILMES          Vice President of Finance and          March 27, 1997
-----------------------   Administration (Principal Accounting
BARRY BILMES              Officer)


/s/ ELIAS F. ABURDENE     Director                               March 27, 1997
-----------------------
ELIAS F. ABURDENE

/s/ J. P. BOLDUC          Director                               March 27, 1997
-----------------------
J. P. BOLDUC

/s/ PETER M. CASTLEMAN    Director                               March 27, 1997
-----------------------
PETER M. CASTLEMAN

/s/ JAMES L. MOORE, JR.   Director                               March 27, 1997
-----------------------
JAMES L. MOORE, JR.

/s/ RAY E. NEWTON, III    Director                               March 27, 1997
-----------------------
RAY E. NEWTON, III

/s/ RAYMOND B. RUDY       Director                               March 27, 1997
-----------------------
RAYMOND B. RUDY

                   INDEX OF FINANCIAL STATEMENTS AND SCHEDULE


                                                                            PAGE
                                                                            ----

    Report of Independent Certified Public Accountants....................  F-1
    Consolidated Balance Sheets as of December 27, 1996 and
       December 29, 1995..................................................  F-2
    Consolidated Statements of Operations for the Fiscal Years ended
       December 27, 1996, December 29, 1995 and December 30, 1994.........  F-4
    Consolidated Statements of Changes in Stockholders'
       Equity for the Fiscal Years ended December 27, 1996, December 29,
       1995 and December 30, 1994.........................................  F-5
    Consolidated Statements of Cash Flows for the Fiscal Years ended
       December 27, 1996, December 29, 1995 and December 30, 1994.........  F-7
    Notes to Consolidated Financial Statements............................  F-8

    Financial Statement Schedule:

    II.  Valuation and Qualifying Accounts................................  S-1


    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors
Brothers Gourmet Coffees, Inc.

We have audited the accompanying consolidated balance sheets of Brothers Gourmet Coffees, Inc. as of December 27, 1996 and December 29, 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 27, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brothers Gourmet Coffees, Inc. as of December 27, 1996 and December 29, 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 27, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



West Palm Beach, Florida                                       Ernst & Young LLP
February 26, 1997

                           CONSOLIDATED BALANCE SHEETS

                          BROTHERS GOURMET COFFEES, INC.

                                 (in thousands)


                                                      December 27,   December 29,
                                                          1996           1995
                                                      -----------    -----------
ASSETS

CURRENT ASSETS
  Trade receivables, less allowances of $1,766
    for 1996 and $1,745 for 1995                        $ 15,717       $ 14,354
  Receivables from the sale of retail operations           3,795          6,271
  Inventories                                             13,924          6,390
  Prepaid promotional expenses                               776          1,730
  Prepaid expenses and other current assets                1,225            932
  Net assets of discontinued retail operations, at
    estimated net disposal value                              --          1,350
                                                        --------       --------
    TOTAL CURRENT ASSETS                                  35,437         31,027


PLANT AND EQUIPMENT, NET                                  14,814         16,534

NET NONCURRENT ASSETS OF DISCONTINUED
  RETAIL OPERATIONS, at estimated net disposal value          --          1,122

OTHER ASSETS
  Excess of cost over net assets acquired                 52,470         53,950
  Noncompete agreements, net                               1,197          2,498
  Noncurrent promotional expense                           2,918          3,319
  Other assets                                               778            749
  Debt acquisition costs                                   1,689             93
                                                        --------       --------
  TOTAL ASSETS                                          $109,303       $109,292
                                                        --------       --------
                                                        --------       --------

See accompanying notes to consolidated financial statements.

                        BROTHERS GOURMET COFFEES, INC.

                     (in thousands, except share amounts)

                                                      December 27,   December 29,
                                                          1996           1995
                                                      -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current maturities of long-term debt and capital      $  1,648       $ 19,004
    lease obligations                                      8,247          6,444
  Accounts payable                                         6,498          6,012
  Accrued expenses                                         5,500             --
  Accrued litigation settlement
  Accrued losses and other costs of discontinued           1,781          4,378
    retail operations                                        373          1,539
                                                        --------       --------
  Accrued restructuring costs
    TOTAL CURRENT LIABILITIES                             24,047         37,377

LONG-TERM DEBT, less current maturities                   20,137             --
MINORITY INTEREST                                             89            191

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock--10,000,000 shares authorized:
    $1.00 par value; no shares issued and
    outstanding at December 27, 1996 and
    December 29, 1995                                         --             --
  Common Stock--15,000,000 shares
    authorized: $.0001 par value; 10,400,105
    shares issued and outstanding at December 27,
    1996 and December 29, 1995, respectively                   1              1
  Common Stock Class B--2,000,000 shares
    authorized: $.0001 par value; 839,332 issued
    and outstanding at December 27, 1996 and
    December 29, 1995, respectively                           --             --
  Additional paid-in capital                             145,992        142,505
  Accumulated deficit in earnings                        (80,713)       (70,532)
  Treasury stock (37,500 shares, at cost)                   (250)          (250)
                                                        --------       --------
    TOTAL STOCKHOLDERS' EQUITY                            65,030         71,724
                                                        --------       --------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $109,303       $109,292
                                                        --------       --------
                                                        --------       --------

See accompanying notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                            BROTHERS GOURMET COFFEES, INC.

                       (in thousands, except per share amounts)


                                                                Year Ended      Year Ended        Year Ended
                                                                December 27     December 29       December 30
                                                                    1996            1995             1994
                                                                    ----            ----             ----
 Sales                                                           $ 72,577        $ 95,005          $114,165
 Cost of goods sold                                                38,585          52,951            63,817
                                                                 --------        --------          --------
      GROSS PROFIT                                                 33,992          42,054            50,348
 Operating expenses:
   Distribution, selling and marketing                             26,186          35,164            33,604
   Administrative                                                   5,640           9,694             8,705
   Amortization of intangibles                                      2,784           3,373             3,785
   Restructuring charges                                              291             945                --
                                                                 --------        --------          --------
      OPERATING INCOME (LOSS)                                        (909)         (7,122)            4,254

 Other expenses (income):
   Interest expense, net                                            2,140           2,523             1,625
   Litigation settlement                                            5,500              --                --
   Other expense (income)                                              76              47              (538)
                                                                 --------        --------          --------
      INCOME (LOSS) BEFORE DISCONTINUED
      OPERATIONS AND EXTRAORDINARY ITEM                            (8,625)         (9,692)            3,167

 Loss from discontinued retail operations, net of
    income tax expense of $100 for 1994                                --          (5,368)             (810)
 Loss on disposal of retail operations, including provision
 of $6,108 for operating losses during phase-out period            (1,400)        (38,426)               --
                                                                 --------        --------          --------
      INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                     (10,025)        (53,486)            2,357
 Extraordinary item--loss from early extinguishment of
 debt                                                                (156)             --                --
                                                                 --------        --------          --------
      NET INCOME (LOSS)                                          $(10,181)       $(53,486)         $  2,357
                                                                 --------        --------          --------
                                                                 --------        --------          --------
 Income (loss) per common and common equivalent share:
   Income (loss) from continuing operations                        $(0.77)         $(0.87)           $ 0.27
   Income (loss) before extraordinary item
   Net income (loss)                                               $(0.89)        $ (4.78)           $ 0.20
 Weighted average common and common equivalent shares
  outstanding                                                      $(0.91)        $ (4.78)           $ 0.20
                                                                   11,202          11,184            11,848
                                                                 --------        --------          --------
                                                                 --------        --------          --------

See accompanying notes to consolidated financial statements.

              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                            BROTHERS GOURMET COFFEES, INC.

                         (in thousands, except share amounts)


                                                                Additional      Accumulated                      Total
                                          Preferred  Common      Paid-in        Deficit in        Treasury   Stockholders'
                                            Stock    Stock       Capital         Earnings          Stock         Equity
                                            -----    -----       -------         --------          -----         ------
 Balance at December 31, 1993                $ --     $  1       $142,252       $(19,403)         $(250)       $122,600
  Issuance of 447,765 shares of
   Class A and Class B common
   stock in exercise of options
   and warrants                               --       --            150              --             --             150
  Additional costs associated
   with initial public offering               --       --           (188)             --             --            (188)
  Net income for the year                     --       --             --           2,357             --           2,357
                                            -----    -----      --------        --------          -----         -------

 Balance at December 30, 1994                 --         1       142,214         (17,046)          (250)        124,919
  Issuance of 47,558 shares of
   Class A common stock in
   exercise of options                        --       --            291              --             --             291
  Net loss for the year                       --       --             --         (53,486)            --         (53,486)
                                            -----    -----      --------        --------          -----         -------

 Balance at December 29, 1995                 --        1        142,505         (70,532)          (250)         71,724
   Issuance of 1,848,626 warrants
   to purchase shares of common stock         --       --          3,487              --             --           3,487
  Net loss for the year                       --       --             --         (10,181)            --         (10,181)
                                            -----    -----      --------        --------          -----         -------

 Balance at  December 27, 1996              $  --    $   1      $145,992        $(80,713)         $(250)        $65,030
                                            -----    -----      --------        --------          -----         -------
                                            -----    -----      --------        --------          -----         -------

 See accompanying notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                            BROTHERS GOURMET COFFEES, INC.

                                    (in thousands)

                                                           Year Ended      Year Ended     Year Ended
                                                            December        December       December
                                                            27, 1996        29, 1995       30, 1994
                                                           ----------       --------       --------
 CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
   Net income (loss)                                       $ (10,181)       $(53,486)      $ 2,357
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Discontinued retail operations                           1,400          43,794           810
      Accrued litigation settlement                            5,500              --            --
      Depreciation                                             4,861           6,198         5,970
      Amortization of prepaid promotional expenses             4,208           5,142         4,530
      Other amortization                                       3,397           3,730         4,174
      Noncash restructuring charges                              291             267            --
      Other                                                     (151)             48           (55)
      Gain from sale of plant and equipment                       --             (14)         (558)
      Extraordinary loss on early extinguishment of debt         156              --            --
      Changes in operating assets and liabilities:
        Trade receivables                                     (1,363)          7,404           286
        Receivables from sale of discontinued operations          --          (6,271)           --
        Inventories                                           (7,534)          7,008        (2,838)
        Prepaid promotional expenses                          (2,853)         (3,404)       (9,835)
        Prepaid expenses and other current assets               (301)           (350)           41
        Accounts payable                                       1,803          (3,067)        3,175
        Payable to joint venturers                                --              --          (538)
        Accrued expenses                                         614          (2,621)        3,414
        Accrued acquisition costs                                 --            (303)       (3,722)
        Accrued restructuring costs                           (1,106)           (758)       (3,487)
                                                             --------        --------      --------
          NET CASH PROVIDED BY (USED IN) OPERATING
           ACTIVITIES
            Continuing Operations                             (1,259)          3,317         3,724
            Discontinued Retail Operations                    (3,995)         (7,648)      (15,775)
                                                             --------        --------      --------
                                                              (5,254)         (4,331)      (12,051)
 CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
   Purchases of plant and equipment                           (3,256)         (3,581)      (10,472)
   Proceeds from sale of plant and equipment:
      Continuing Operations                                       31             185         2,275
      Discontinued Retail Operations                           4,889          23,500            --
                                                             --------        --------      --------
        NET CASH PROVIDED BY (USED IN) INVESTING
         ACTIVITIES                                            1,664          20,104        (8,197)

 CASH PROVIDED BY FINANCING ACTIVITIES
   Proceeds from subordinated debt                            15,000              --            --
   Proceeds from term loan                                     7,500              --            --
   Proceeds from short term note payable                       3,000              --            --
   Payment of short term note payable                         (3,000)             --            --
   Debt issuance costs                                        (2,253)             --           (58)
   (Decrease) increase in revolving line of credit           (15,837)        (16,031)       15,740
   Payment of term loan                                         (750)             --            --
   Issuance of common stock, net of costs                         --             258           (38)
   Payment of other debt                                         (70)             --           (75)
                                                             --------        --------      --------
     NET CASH PROVIDED BY (USED IN) FINANCING
      ACTIVITIES                                               3,590         (15,773)       15,569
                                                             --------        --------      --------
 DECREASE IN CASH                                                 --              --        (4,679)
 Cash, beginning of year                                          --              --         4,679
                                                             --------        --------      --------
 CASH, END OF YEAR                                           $    --         $    --       $    --
                                                             --------        --------      --------
                                                             --------        --------      --------

See accompanying notes to consolidated financial statements.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            BROTHERS GOURMET COFFEES, INC.

                                  December 27, 1996

                         (in thousands, except share amounts)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and partnership interests. All significant intercompany transactions and investments, including those related to the Company's former subsidiaries, have been eliminated in the Company's consolidated financial statements.

    NATURE OF BUSINESS, MAJOR CUSTOMERS AND CREDIT CONCENTRATION: The Company is an integrated sourcer, roaster and wholesaler of high quality gourmet coffee products. The Company participates in the wholesale distribution channel through sales of gourmet coffee to supermarkets, grocery and drug stores, military commissaries, warehouse stores, mass merchandisers, and specialty stores. The Company markets a variety of brands throughout the United States. Credit is extended to customers based on an evaluation of their creditworthiness and, generally, collateral is not required. Credit losses are provided for in the financial statements based upon management's previous experience and expectations.

    FISCAL YEAR END: The Company's fiscal year consists of 52 or 53 weeks ending on the last Friday in December. The years ended December 27, 1996, December 29, 1995 and December 30, 1994 all consist of 52 weeks.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            BROTHERS GOURMET COFFEES, INC.

                                  December 27, 1996

                         (in thousands, except share amounts)

    INVENTORIES: The Company's inventories are valued at the lower of cost or market, principally using the last-in, first-out (LIFO) method, for green coffee beans and finished roasted products and the first-in, first-out (FIFO) method for packaging and retail supplies. The components of inventory, at replacement cost, at December 27, 1996 and December 29, 1995 were as follows:

                                          1996              1995
                                          ----              ----
 Green Coffee                           $ 4,844           $ 1,594
 Finished Goods                           7,500             4,428
 Packaging and other supplies             2,082             2,001
                                        -------           -------
                                         14,426             8,023
 Less: LIFO reserve                        (502)           (1,633)
                                        -------           -------
                                        $13,924            $6,390
                                        -------           -------
                                        -------           -------

    During fiscal years 1996 and 1995, the Company decreased its LIFO reserve by $1,131 and $3,509, respectively. In addition, in fiscal year 1995 green coffee and finished goods inventory levels, and in fiscal year 1994 finished goods inventory levels, were reduced. These reductions resulted in liquidations of LIFO inventory layers carried at lower costs which prevailed in prior years. The effect of these liquidations was to decrease costs of goods sold and decrease/increase net loss/income by approximately $2,740, or $0.24 per share, and $900, or $0.08 per share, during fiscal year 1995 and fiscal year 1994, respectively. During fiscal year 1995, $996, or $0.09 per share of the effect of the liquidation was associated with the sale of discounted retail operations.


    PREPAID PROMOTIONAL EXPENSES: With the introduction or significant expansion of its products into new or existing customer markets, the Company incurs costs principally in the form of cash payments and free product, in addition to making capital expenditures for customized product displays. Cash payments and free product costs are recorded as prepaid expenses, which are amortized over the terms of the written sales contract periods, or, in the absence of a written sales contract, a twelve-month period.

    ADVERTISING EXPENSES: The Company expenses advertising costs as incurred. Advertising expenses were $1,242, $2,983 and $987 during fiscal years 1996, 1995 and 1994, respectively.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            BROTHERS GOURMET COFFEES, INC.

                                  December 27, 1996

                         (in thousands, except share amounts)

    PLANT AND EQUIPMENT: Plant and equipment, which includes customized display sets at customer locations, are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets which range from 2 to 30 years, and are computed using the straight-line method. The components of plant and equipment at December 27, 1996 and December 29, 1995 were as follows:



                                                     1996              1995
                                                     ----              ----
 Leasehold improvements                           $  2,869          $  3,117
 Roasting and packaging equipment                    6,032             5,140
 Delivery, sales and other equipment                23,044            20,769
                                                  --------          --------
                                                    31,945            29,026
 Less accumulated depreciation and
 amortization                                      (17,131)          (12,492)
                                                  --------          --------
                                                  $ 14,814          $ 16,534
                                                  --------          --------
                                                  --------          --------

    DEBT ACQUISITION COSTS: Costs incurred to secure financing have been recorded as deferred charges and are being amortized, using the level yield method, over the lives of the underlying financing agreements.

    INTANGIBLE ASSETS: Costs incurred in connection with acquisitions that were allocated to noncompete agreements are amortized on a straight-line basis over five years, the terms of such agreements. At December 27, 1996 and December 29, 1995, accumulated amortization of noncompete agreements was $10,042 and $8,741, respectively. Excess of cost over net assets acquired (goodwill) is being amortized on a straight-line basis over 40 years. At December 27, 1996 and December 29, 1995, accumulated amortization was $6,407 and $4,928, respectively.

    LONG LIVED ASSETS: On a quarterly basis, the Company evaluates the recoverability of the carrying amount of its long lived assets, including plant and equipment and intangible assets, by determining if any impairment indicators are present. These impairment indicators include duplication of resources resulting from acquisitions, lack of acceptance of brands in the marketplace, significantly reduced income derived from businesses acquired and other factors. If this review indicates that the carrying value of the assets will not be recoverable, as determined based on the estimated undiscounted cash flows over the assets' remaining estimated useful lives, their carrying values are reduced.

    RETIREMENT PLANS: The Company has a retirement savings plan which covers all eligible full time employees. The plan permits employees to contribute between 2% to 15% of their salaries into their choice of a fixed income fund, money market fund or a stock market fund. The Company matches 25% of employee contributions, up to 6% of the employee's salary. The Company's contributions to the plan during fiscal years 1996, 1995 and 1994 were $49, $38 and $22, respectively.

    INCOME TAXES: The consolidated results of operations of the Company and its subsidiaries are included in its consolidated federal income tax returns. Deferred income taxes are determined on the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            BROTHERS GOURMET COFFEES, INC.

                                  December 27, 1996

                         (in thousands, except share amounts)

    USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

    FINANCIAL INSTRUMENTS: The Company's financial instruments consist of trade receivables, receivables from sale of retail operations, accounts payable, and debt. The fair value of these instruments approximates their carrying value.

    NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE:  Net Income
(loss) per common and common equivalent share has been computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period. Shares underlying options and warrants are not included in the computation for the fiscal years 1996 and 1995 because the effect is antidilutive to the loss per share. Fully diluted earnings per share do not differ from primary earnings per share data in fiscal year 1994.

    FINANCIAL STATEMENT RECLASSIFICATIONS: Certain amounts in the prior year financial statements have been reclassified to conform to the fiscal year 1996 presentation.


NOTE 2 - DISCONTINUED RETAIL OPERATIONS

    In June 1995, the Company's Board of Directors (the "Board") adopted a plan (the "Disposition Plan") to dispose of all of its retail operations, consisting of the Gloria Jean's specialty retail business ("Gloria Jean's") and the Brothers Gourmet Coffee Bars (the "Coffee Bars"). Accordingly, the operating results of discontinued retail operations, including provisions for estimated losses during the phase-out period, have been segregated from continuing operations and reported as a separate line item on the statement of operations. Sales from discontinued retail operations were $2,466, $24,693 and $32,219 during fiscal years 1996, 1995 and 1994, respectively.

    On October 16, 1995, the Company and The Second Cup, Ltd. ("Second Cup"), signed a stock purchase agreement (the "Purchase Agreement"), whereby Second Cup agreed to purchase all of the issued and outstanding stock of the Company's subsidiary, Edglo Enterprises, Inc. ("Edglo") (which held substantially all of the Gloria Jean's assets and liabilities), and certain other assets of the Company for an aggregate purchase price of $30,000 (the "Gloria Jean's Sale"). On November 9, 1995, the Company closed the Gloria Jean's Sale, effective as of September 30, 1995. Pursuant to the terms of the Purchase Agreement, (1) the Company has received, to date, $27,200 of the purchase price and (2) the remaining $2,800 of the purchase price is subject to holdback and escrow arrangements to secure the Company's post-closing obligation under the Purchase Agreement. See Note 9 for more information concerning the Lindgren Litigation.

    During fiscal year 1996, the Company sold or closed its remaining Coffee Bars located in Colorado, Texas, Washington D.C., Chicago and New York (including the assignment of leases on 5

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         BROTHERS GOURMET COFFEES, INC.

                               December 27, 1996

                       (in thousands, except share amounts)


Coffee Bar sites which were never built out) for $2,660 (subject to certain holdbacks to secure the performance by the Company of certain of its post-closing obligations).

    At December 27, 1996, the receivable from the sale of discontinued retail operations of $3,795 includes $2,800 from the sale of Gloria Jean's and $995 from the sale of Coffee Bars.

    As of December 27, 1996, the Company was the lessee under five (5) remaining non-cancelable operating leases for Coffee Bar stores which expire on varying dates through 2006. Future commitments under these agreements at December 27, 1996 are as follows: fiscal year 1997--$561; fiscal year 1998--$570; fiscal year 1999--$583; fiscal year 2000--$601; fiscal year
2001--$610; and thereafter $2,471. The Company is negotiating to terminate its obligations under all of the remaining leases and estimates that the total costs relating to the assignment and termination of these leases will be approximately $250. This incremental cost has been included in the estimated loss on disposal. The Company remains as guarantor on twenty (20) leases sold and assigned to third parties.


NOTE 3 - DEBT

    A summary of indebtedness outstanding under various credit arrangements at December 27, 1996 and December 29, 1995 is as follows:

                                        1996         1995
                                      -------     --------
    Variable rate notes (a)           $ 3,166     $ 19,004
    Term note (b)                       6,750           --
    Subordinated note (c)              15,000           --
    Capital lease obligations             228           --
                                      -------     --------
                                       25,144       19,004
    Less value ascribed to warrants    (3,359)          --
    Less current maturities            (1,648)     (19,004)
                                      -------     --------
                                      $20,137     $     --
                                      -------     --------
                                      -------     --------


(a) Represents, in 1995, notes payable to a bank with interest at prime plus 1.5% (10.0%) at December 29, 1995) which matured on March 31, 1996 and was extended until June 30, 1996. The loan was satisfied in full on May 29, 1996. In connection with certain shareholders having previously guaranteed a portion of the borrowings under the Line, the Company issued warrants to purchase 103,626 shares of its common stock at an exercise price of $3.00, the then quoted market price. These warrants were fully vested as of December 27, 1996.

    Represents, in 1996, a maximum $15,000 revolving line of credit (the Line) which bears interest at the Company's choice of either prime plus 1.0% (9.25% at December 27, 1996) or LIBOR plus 2.5% (8.1% at December 27,
    1996). Interest is payable monthly and the Line matures on May 28, 1999. At December 27, 1996, the Company had available borrowings under the Line of $11,834. The Line carries an unused commitment fee of .5% of the average daily unused balance. Borrowings under the Line are secured by eligible inventory and receivables.

(b) Represents a maximum $7,500 term loan facility (the Term Loan) which bears interest at the Company's choice of either prime plus 1.5% (9.75% at December 27, 1996) or LIBOR plus 3.0% (8.6% at December 27, 1996). The

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         BROTHERS GOURMET COFFEES, INC.

                                December 27, 1996

                      (in thousands, except share amounts)

    Term Loan is payable in monthly installments of $125 plus interest through May 2001. The Term Loan is subject to a demand payment on May 28, 1999 if the Line is not refinanced. Borrowings under the Term Loan are secured by certain plant and equipment.

(c) Represents borrowings under an unsecured $15,000 subordinated note (the Subordinated Note) which bears interest at 11.25% per annum. Interest is payable monthly and the Subordinated Note matures on December 26, 2002.
    In connection with the closing of the Subordinated Note, the Company issued warrants to purchase 1,245,000 shares of its common stock at an exercise price of $0.25 per share and 400,000 shares at an exercise price of $3.44 per share. The 400,000 warrants vested immediately. The 1,245,000 warrants vest in various amounts over the next six years if the Company continues to have borrowings outstanding under the Subordinated Note. as of December 27, 1996, 265,600 of the 1,245,000 warrants had been vested.


    In September 1996, the Company entered into a $3,000 bridge loan facility (the Bridge Facility) which had a one year term. Borrowings under the Bridge Facility were repaid upon the closing of the Subordinated Note in December 1996 and the agreement was terminated. As a result, the Company recorded a loss on early extinguishment of debt related to unamortized debt issue costs. In connection with the Bridge Facility, the Company issued warrants to purchase 100,000 shares of its common stock at an exercise price of $3.00. These warrants became vested immediately.

    The fair values of the above warrants were recorded as original issue discount and are amortized over the lives of the underlying debt. The fair values were estimated by using the Black-Scholes valuation model as prescribed under SFAS Statement No. 123 utilizing the following weighted average assumptions: risk free rate of return of 7.0%; dividend yield of 0%; volatility factor of .505 and a weighted expected average life of the warrants of thee years.

    The Company's debt agreements contain various financial and non-financial covenants. These covenants require the Company to, among other things, (1) maintain tangible net worth of at least $4,388, (2) maintain a cash flow to debt service ratio of at least 1.5 to 1, and (3) restricts the payment of dividends.

    Maturities of long-term debt in each of the five fiscal years commencing December 27, 1997, and thereafter, are as follows: 1997--$1,648;
1998--$1,580; 1999--$6,916; 2000--$-0-; 2001--$-0-; and thereafter--$15,000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         BROTHERS GOURMET COFFEES, INC.

                              December 27, 1996

                      (in thousands, except share amounts)


    The Company made interest payments of $2,227, $2,524 and $1,668 in fiscal years 1996, 1995 and 1994 respectively. The weighted average interest rate under short term borrowings was 8.5% and 8.4% at December 27, 1996 and December 29, 1995, respectively.


NOTE 4 - RESTRUCTURING CHARGE(S)

    During fiscal year 1993, the Company recorded a restructuring charge of approximately $7,000 as a result of significant changes contemplated in the operations of the Company associated with the acquisitions of Hillside and Edglo. The restructuring charge included costs associated with brand conversion, realignment of production facilities, reconfiguration of distribution channels, elimination of duplicative functions and other costs associated with the operational changes resulting from the acquisitions. Approximately $715 of the restructuring charge was comprised of non-cash charges. Cash expenditures relating to the fiscal year 1993 restructuring accrual of approximately $305 and $3,487 were made during fiscal years 1995 and 1994, respectively.

    During the first quarter of fiscal year 1995, the Board of Directors of the Company (the "Board") permanently curtailed the Company's fiscal year 1993 restructuring plan, which resulted in the reversal of $1,000 of accrued restructuring costs. The reversal of the accrued restructuring costs related principally to the termination of further re-alignment of production facilities and other operational changes associated with previous acquisitions. In addition, in connection with the fourth quarter fiscal year 1995 sale of Gloria Jean's, the Company disposed of certain leasehold rights, which were included in fiscal year 1993's restructuring accrual.
Accordingly, the Company offset remaining accrued restructuring costs pertaining to the facility of $440 against the loss on the disposal of retail operations.

    In connection with the Disposition Plan, described in Note 2 above, the Company accrued $291 and $1,945 of restructuring costs during fiscal years 1996 and 1995, respectively. The Company reduced its sales, marketing and administrative staff by 25% during fiscal year 1995 and consolidated production and warehouse facilities. The $291 accrual for restructuring costs during fiscal year 1996 was for severance costs of 59 manufacturing personnel related to the closing of the Denver, Colorado and Pittsburgh, Pennsylvania roasting and packaging facilities. The $1,945 accrual for restructuring costs during fiscal year 1995 was for severance of $1,070 for certain personnel (three corporate executives and 34 sales, marketing and administrative personnel) and plant consolidation of $875. Cash payments related to restructuring of approximately $1,106 and $453 were made during fiscal years 1996 and 1995, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         BROTHERS GOURMET COFFEES, INC.

                               December 27, 1996

                      (in thousands, except share amounts)


    A summary of accrued restructuring costs during fiscal years 1996, 1995 and 1994 are as follows:

                                           1996        1995       1994
                                         -------     -------     -------
Beginning Balance                        $ 1,539     $ 2,470     $ 5,957
Cash Payments                             (1,106)       (758)     (3,487)
Suspension of 1993 restructuring
  plan                                        --      (1,000)         --
Restructuring charges                        291       1,945          --
Elimination of certain costs due to
  discontinued retail operations              --        (440)         --
Restructuring charges affecting
  noncurrent assets                         (351)         --          --
Non-cash change in accounting
  estimate                                    --        (678)         --
                                         -------     -------     -------
Ending Balance                           $   373     $ 1,539     $ 2,470
                                         -------     -------     -------
                                         -------     -------     -------


NOTE 5 - INCOME TAXES

    Due to the Company's federal net operating loss position at December 27, 1996, December 29, 1995 and December 30, 1994, there were no provisions for income taxes from continuing operations for such years. The provisions for income taxes for discontinued operations consisted of $100 for state income taxes for fiscal year 1994. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred income tax assets and liabilities at December 27, 1996 and December 29, 1995, are as follows:

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            BROTHERS GOURMET COFFEES, INC.

                                  December 27, 1996

                         (in thousands, except share amounts)


                                                         1996           1995
                                                         ----           ----
Deferred tax assets:
  Allowance for doubtful accounts                      $   632        $   362
  Accrued restructuring costs                              144            594
  Other accrued liabilities                                150            510
  Noncompete agreements                                  1,232            924
  Inventories                                              819            461
  Accrued litigation settlement                          2,123             --
  Net operating loss carryforwards                       7,669          6,884
  Other                                                     79             49
                                                       -------        -------
                      Total deferred tax assets         12,848          9,784
    Valuation allowance for deferred tax assets        (10,752)        (7,992)
                                                       -------        -------
Net deferred tax assets                                  2,096          1,792
                                                       -------        -------

Deferred tax liabilities:
 Plant and equipment                                     1,491          1,338
 Other                                                     605            454
                                                       -------        -------
   Total deferred tax liabilities                        2,096          1,792
                                                       -------        -------
                      Net deferred taxes               $    --        $    --
                                                       -------        -------
                                                       -------        -------


    Included in the tax benefit relating to net operating loss carryforwards is a $2,356 benefit that will be credited to stockholders' equity in the period in which the benefit is recognized.

    At December 27, 1996 the Company had consolidated net operating loss carryforwards of approximately $35,513, which expire in fiscal years 2005 through 2011, and capital loss carryforwards of approximately $5,860, which expire in fiscal years 2000 through 2001.

    SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $10,752 valuation allowance at December 27, 1996 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            BROTHERS GOURMET COFFEES, INC.

                                  December 27, 1996

                         (in thousands, except share amounts)

    The reconciliation of income tax rates on income (loss) before extraordinary item, computed at the U.S. federal statutory tax rates, to reported income tax expense is as follows:

                                  1996           1995           1994
                                  ----           ----           ----

Tax at U.S. statutory rates       (34.0%)        (34.0%)         34.0%
State income taxes, net of
  federal tax benefit             ( 4.6%)        ( 4.6%)          4.6%
Valuation allowance adjustments    38.6%          38.6%         (38.6%)
                                  -----          -----          -----
                                    -- %           -- %           -- %
                                  -----          -----          -----
                                  -----          -----          -----

The Company paid state income taxes of $439 during fiscal year 1994, including certain income tax liabilities assumed in connection with acquisitions.


NOTE 6 - STOCKHOLDERS' EQUITY

    During 1993, upon retirement of a subordinated note and in connection with amending a term loan, the Company amended a warrant to enable the holder, for a term of ten years, to immediately acquire 429,759 shares of the Company's common stock outstanding upon exercise of such warrant at a purchase price of $.000067 per share and eliminate a put option previously available to the warrant holder. The amended warrant's value in excess of its $1,338 pre-amendment carrying value was accounted for as an adjustment to the cost of funds subject to amortization over the life of the term loan.

    On December 5, 1994, the 429,759 warrants were exercised in a cashless transaction, resulting in the issuance of 429,530 shares of Class B Common Stock.

    The terms of a subordinated note, dated December 30, 1992, also provided for the issuance of warrants by the Company enabling the holders of the warrants to acquire 1,146,024 shares of the common stock at a purchase price of $8.67 per share. As of December 29, 1995, none of these warrants have been exercised.

    The terms of the Subordinated Note provided for the issuance of a warrant to purchase up to 1,245,000 shares of the Company's common stock. In connection with the closing of the Subordinated Note, the Company also issued a warrant to an affiliate of its investment banker to acquire 400,000 shares of the Company's common stock at a purchase price of $3.44 per share. Also, in connection with the closing of the Bridge Facility, the Company issued a warrant to the lender to acquire 100,000 shares at a purchase price of $3.00 per share. Finally, as part of the closing of the Line and Term Loan, the Company issued warrants enabling the holders to acquire 103,626 shares of the Company's common stock at an exercise price of $3.88 per share. See Note 3 for warrant terms and valuation considerations. The Company recorded additional paid in capital and original issue discount for the estimated fair value of the above-mentioned warrants. At December 27, 1996, none of these warrants had been exercised.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            BROTHERS GOURMET COFFEES, INC.

                                  December 27, 1996

                         (in thousands, except share amounts)

    At December 27, 1996, there were 3,270,461 shares of the Company's common stock reserved for issuance upon the exercise of stock options (see Note 7 below) and warrants outstanding.

NOTE 7 - STOCK OPTION PLANS

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    1990 NON-QUALIFIED PLAN: This plan provided for grants to certain former members of the Board of options to purchase shares of the Company's common stock. The term of such options is ten years from the date of grant. In March 1993, the Non-Qualified Plan was suspended and no additional options may be granted thereunder. During fiscal year 1995, options to purchase 24,858 shares of the Company's common stock were exercised, resulting in net proceeds to the Company of $35.

    1990 MANAGEMENT INCENTIVE STOCK OPTION PLAN:  Options granted under the
1990 Management Incentive Stock Option Plan, a qualified plan (the "1990 Plan"), are exercisable at prices equal to the quoted market value of the Company's common stock on the date the option is granted (110% for eligible employees owning more than a 10% voting interest in the Company). The term of the options is ten years (five years for employees holding more than a 10% voting interest in the Company) from the date of the grant.

    AMENDED AND RESTATED STOCK OPTION PLAN: In March 1993, the Company adopted an Amended and Restated Stock Option Plan, a qualified plan (the "1993 Plan"). The 1993 Plan provides for the reservation of a total of 1,050,000 shares of Company's common stock. The 1993 Plan provides for the grant of incentive stock options, nonqualified stock options and common stock awards.

     OTHER PLAN: The Company may grant additional options to key employees, officers, directors and consultants of the Company not covered under one of the above plans.

    During fiscal year 1994, options to purchase 8,100 shares of the Company's common stock were exercised under the 1993 Plan in a cashless exercise, resulting in the issuance of 3,235 shares of common stock. In addition, options to purchase 15,000 shares of the Company's common stock were exercised under the 1993 Plan, resulting in proceeds of $150 to the Company. During fiscal year 1995, options to purchase 22,700 shares were exercised under the Plan, resulting in proceeds of $223 to the Company.

    Pro forma information regarding net income and earnings per share is required by SFAS Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            BROTHERS GOURMET COFFEES, INC.

                                  December 27, 1996

                         (in thousands, except share amounts)

Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk free interest rates of 7.0%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .505 and .556; and a weighted average expected life of the option of four years.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                 1996           1995
                                 ----           ----

    Pro forma net loss        $(10,336)       $(53,646)
                              --------        --------
                              --------        --------

    Pro forma loss per share $   (0.92)       $  (4.80)
                              --------        --------
                              --------        --------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         BROTHERS GOURMET COFFEES, INC.

                               December 27, 1996

                      (in thousands, except share amounts)


A SUMMARY OF THE ACTIVITY WITH RESPECT TO THE VARIOUS STOCK OPTION PLANS
FOLLOWS:


                                            WEIGHTED                  WEIGHTED                 WEIGHTED                  WEIGHTED
                                  NON       AVERAGE                   AVERAGE                  AVERAGE                    AVERAGE
                               QUALIFIED    EXERCISE       1990       EXERCISE      1993       EXERCISE      OTHER       EXERCISE
                                  PLAN       PRICE         PLAN        PRICE        PLAN        PRICE       OPTIONS        PRICE
                               --------------------------------------------------------------------------------------------------
Balance at
December 31, 1993               114,845      $1.40        35,250       $10.00     535,125       $10.41      757,500       $15.55

Granted                              --         --            --           --     539,500       $14.28      237,500       $10.63
Exercised                            --         --            --           --     (23,100)      $10.00           --           --
Forfeited/expired                    --         --            --           --     (98,025)      $12.59           --           --
                                -------                   ------                 --------                   -------
Balance at
December 30, 1994               114,845      $1.40        35,250       $10.00     953,500       $12.39      995,000       $14.38

Granted                              --         --            --           --     100,000       $ 6.50           --           --
Exercised                        24,858      $1.40            --           --     (22,700)      $10.00           --           --
Forfeited/expired                    --         --            --           --    (464,500)      $12.02           --           --
                                -------                   ------                 --------                   -------
Balance at
December 29, 1995                89,987      $1.40        35,250       $10.00     566,300       $11.74      995,000       $14.38

Granted                              --         --            --           --     458,000       $ 3.62           --
Exercised                            --         --            --           --          --           --           --
Forfeited/expired                    --         --            --           --    (367,667)      $10.51     (420,000)      $19.03
                                -------                   ------                 --------                   -------
Balance at
December 27, 1996                89,987      $1.40        35,250       $10.00     656,633       $ 5.91      575,000       $10.98
                                -------                   ------                 --------                   -------
                                -------                   ------                 --------                   -------
Options exercisable at:
December 30, 1994                89,987      $1.40        35,250       $10.00     355,900       $12.90      725,000       $12.29
December 29, 1995                89,987      $1.40        35,250       $10.00     349,333       $11.95      725,000       $12.29
December 27, 1996                89,987      $1.40        35,250       $10.00     352,333       $ 7.43      575,000       $10.98

Weighted average fair
  value of options granted
Fiscal year 1995                                --                         --                   $ 1.60                        --
Fiscal year 1996                                --                         --                   $ 1.69                        --
Range of exercise prices                                                                        $ 3.38                    $ 8.67
  for options outstanding                                                                           to                        to
  at December 27, 1996                       $1.40                     $10.00                   $20.00                    $14.57

Weighted average remaining
contractual life                3.4 years                3.4 years               8.7 years                7.0 years

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         BROTHERS GOURMET COFFEES, INC.

                               December 27, 1996

                      (in thousands, except share amounts)


NOTE 8 - COMMITMENTS

    LEASE COMMITMENTS - CONTINUING OPERATIONS: The Company has entered into several non-cancelable operating leases for office space, manufacturing and distribution facilities and vehicles which expire at varying dates through 2016. Future commitments under these agreements at December 27, 1996 are as follows: fiscal year 1997--$753; fiscal year 1998--$520; fiscal year 1999--$291; fiscal year 2000--$53; fiscal year 2001--$53; and
thereafter--$236. See Note 2 for a discussion of the Company's non-cancelable operating lease obligations for its remaining Coffee Bars.

    Rental expense for fiscal years 1996, 1995 and 1994 was $1,136, $1,701 and $2,362, respectively.

    PURCHASE COMMITMENTS: The Company contracts for the future purchase and delivery of green coffee beans to ensure an adequate supply of quality green coffee beans necessary to support planned production schedules. Purchase commitments are generally for three to twelve months into the future. Purchase commitments for certain varieties of green coffee beans are price fixed at the time the commitment is made. The Company also contracts for future delivery of green coffee beans where the price floats at a fixed
differential to the spot market for green coffee beans.   At December 27,
1996, the Company had purchase commitments of $7,338 and $16,180 under fixed and variable price contracts, respectively.


NOTE 9 - LITIGATION

    GLORIA JEAN'S LITIGATION: In June 1994, a former Gloria Jean's franchisee filed suit against Edglo Enterprises, Inc., the parent of Gloria Jean's ("Edglo"). The former franchisee claimed, among other things, that Edglo made material misrepresentations and omissions and failed to provide appropriate expertise and support. The former franchisee is seeking damages of $3,900 plus punitive damages of three times actual damages, as well as interest and attorneys' fees. Edglo has counterclaimed for unpaid royalties, payment for product, payments to settle landlord claims and a reduction in damages for proceeds the former franchisee received from the sale of certain franchises.

    The Company sold Edglo to the Second Cup, Ltd. ("Second Cup") in 1995. In connection therewith, the Company agreed to indemnify Second Cup for any costs associated with certain litigation, including the Edglo litigation.

    In November 1996, the plaintiffs amended their complaint and added the Company as a defendant in the litigation. The plaintiffs alleged that the Company destroyed or otherwise failed to produce certain records relating to the litigation and are seeking $10,000 in damages from the Company and other defendants for the alleged damages suffered by reason of the missing records. The Company has since located the records, has delivered them to the plaintiffs and has filed a motion to dismiss the destruction of records claim. In March 1997, the court, at the request of the parties, agreed to bifurcate

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         BROTHERS GOURMET COFFEES, INC.

                               December 27, 1996

                      (in thousands, except share amounts)


the destruction of records claim against the Company and hold it in abeyance pending the completion of the trial, which is currently scheduled to start in April 1997.

    The parties are discussing settlement, but such discussion have not been successful to date. The Company and other defendants intend to continue defending this case vigorously.

    SHAREHOLDER CLASS ACTIONS: The Company is a defendant in two different class action lawsuits, a federal securities class action and a state law derivative class action (the "Shareholder Lawsuits"). The federal securities class action alleges, among other things, violations of federal securities laws in connection with the Company's initial public offering (IPO), and misstatements in certain of the Company's subsequent securities law filings. The state law derivative class action alleged, among other things, breach of fiduciary duty and waste of corporate assets.

    In January 1997, the parties to the Shareholder Lawsuits entered into a settlement agreement whereby the defendants agreed to pay the plaintiff class $3,000 in cash and the Company agreed to transfer to the plaintiff class a minimum of 1,840,000 shares of the Company's freely tradeable common stock. The Company has agreed to issue additional shares to the plaintiffs, if necessary, so that the total number of shares issued to the plaintiff class will have an aggregate value of not less than $5,500 (however, the aggregate number of shares issued to the plaintiff class will not exceed 2,750,000 shares) based on an average trading price of $2.989 per share on the date of settlement. The court has preliminarily approved the settlement. The cash portion of the settlement is fully funded by the Company's insurance carrier and other defendants. The shares are expected to be transferred during the second quarter of 1997. The Company also agreed to, among other things, appoint a new non-employee to the Board of Directors and to maintain a majority of non-employee members on the Board of Directors and its various committees.

    KONA COFFEE CLASS ACTION: In January 1997, the Company was named as a defendant in a class action lawsuit filed by a group of coffee producers.
The plaintiffs have alleged that the defendants, which include various retailers, distributors and roasters of coffee, conspired to, and did in fact, flood the world wide markets with cheaper and inferior grades of coffee under the false label "Kona Coffee" and that such actions artificially depressed the price of the plaintiffs' coffee crops, damaged the reputation enjoyed by Kona Coffee and wrongfully allowed the defendants to achieve extraordinary profits which should be disgorged to the plaintiffs. The Company believes this lawsuit is without merit and intends to defend it vigorously.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            BROTHERS GOURMET COFFEES, INC.

                                  December 27, 1996

                         (in thousands, except share amounts)


NOTE 10 - FISCAL 1996 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                             Three Months Ended
                                          ------------------------------------------------------
                                           March 29     June 28     September 27     December 27
                                          ---------     -------     ------------     -----------
 Sales                                     $19,109       15,413        $16,721         $ 21,334
 Income (loss) from continuing
 operations                                   (412)      (1,936)        (6,622)             345
 Loss on disposal of discontinued
  operations                                    --           --             --            1,400
 Extraordinary loss from early
  extinguishment of debt                        --           --             --             (156)
 Net Loss                                     (412)      (1,936)        (6,622)          (1,211)
 Loss per common share                     $ (0.04)     $ (0.17)      $  (0.59)         $ (0.11)

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            BROTHERS GOURMET COFFEES, INC.
                                    (in thousands)

                                                    BALANCE AT      CHARGED TO      CHARGED TO                   BALANCE AT
                                                   BEGINNING OF      COSTS AND        OTHER                       END OF
DESCRIPTION                                           PERIOD         EXPENSES        ACCOUNTS      DEDUCTION       PERIOD
-----------                                        ------------     ----------      ----------     ---------     ---------
Year ended December 30, 1994:
   Deducted from asset accounts:
     Allowance for doubtful accounts                  $2,205          $6,176        $               $6,326(1)    $ 2,055
     Reserve for obsolete inventory                      353             300                           300(2)        353
     Valuation allowance for deferred tax assets       2,884                         1,772                         4,656
                                                      ------          ------        ------          ------       -------

       Totals                                         $5,442          $6,476        $1,772          $6,626       $ 7,064
                                                      ------          ------        ------          ------       -------
                                                      ------          ------        ------          ------       -------

Year ended December 29, 1995:
   Deducted from asset accounts:
     Allowance for doubtful accounts                  $2,055          $6,186        $  678(3)       $7,174(1)    $ 1,745
     Reserve for obsolete inventory                      353                                            53(2)        300
     Valuation allowance for deferred tax assets       4,656                         3,336                         7,992
                                                      ------          ------        ------          ------       -------

       Totals                                         $7,064          $6,186        $4,014          $7,227       $10,037
                                                      ------          ------        ------          ------       -------
                                                      ------          ------        ------          ------       -------

Year ended December 27, 1996:
   Deducted from asset accounts:
     Allowance for doubtful accounts                  $1,745          $  892     $                  $   87(1)    $ 1,766
     Reserve for obsolete inventory                      300             353                           382(2)        271
     Valuation allowance for deferred tax assets       7,992                         2,760                        10,752
                                                      ------          ------        ------          ------       -------

       Totals                                        $10,037          $1,245        $2,760          $1,253       $12,789
                                                      ------          ------        ------          ------       -------
                                                      ------          ------        ------          ------       -------

(1) Uncollectible accounts written off, net of recoveries.
(2) Unsalable inventory written off during the year.
(3) Change in accounting estimate associated with restructuring expense.