Form 10-Q
period 1997-03-28
BROTHERS GOURMET COFFEES INC
filed 1997-05-12
CIK 913344

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C., 20549


                                   FORM 10-Q

      (Mark One)
         [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 28, 1997

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    --------

                         Commission file number 0-23024

                         BROTHERS GOURMET COFFEES, INC.

             (Exact name of registrant as specified in its charter)


                     DELAWARE                          52-1681708

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

                             Yes [X]        No [ ]

As of May 9, 1997 the Registrant had (1) 10,362,605 shares of Common Stock, par value $.0001 per share, and (2) 839,332 shares of Class B Common Stock, par value $.0001 per share.

                         BROTHERS GOURMET COFFEES, INC.

                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

     Item 1.   Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets--March 28, 1997 and
               December 27, 1996 . . . . . . . . . . . . . . . . . . . . . .  1

               Condensed Consolidated Statements of Operations--Three months ended March 28, 1997 and March 29, 1996 . . . . . . . . . . .  2

               Condensed Consolidated Statements of Cash Flows--Three months ended March 28, 1997 and March 29, 1996 . . . . . . . . . . .  3

               Notes to Condensed Consolidated Financial Statements--
               March 28, 1997. . . . . . . . . . . . . . . . . . . . . . . .  4

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations. . . . . . .  7


PART II - OTHER INFORMATION
---------------------------

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 11

     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . 12

     Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . 12

     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . 12

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . 12

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 12

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                          BROTHERS GOURMET COFFEES, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                     March 28,      December 27,
                                                                       1997             1996
                                                                   -----------      -----------
                                                                   (Unaudited)
                          ASSETS
Current assets:
  Cash                                                               $     --         $     --
  Trade receivables, net                                               10,811           15,717
  Receivable from the sale of discontinued retail operations            3,695            3,795
  Inventories                                                          13,646           13,924
  Prepaid promotional expenses                                            986              776
  Prepaid expenses and other current assets                             1,454            1,225
                                                                     --------         --------
              Total current assets                                     30,592           35,437
Plant and equipment, net                                               15,403           14,814
Other assets:
  Excess of cost over net assets acquired, net                         52,100           52,470
  Noncompete agreements, net                                              898            1,197
  Noncurrent promotional expenses                                       4,134            2,918
  Debt acquisition costs                                                1,617            1,689
  Other assets                                                            796              778
                                                                     --------         --------
                                                                     $105,540         $109,303
                                                                     --------         --------
                                                                     --------         --------

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                               $  1,611         $  1,648
  Accounts payable                                                      3,295            8,247
  Accrued expenses                                                      6,014            6,498
  Accrued litigation settlement                                         5,500            5,500
  Accrued losses and other costs of
    discontinued retail operations                                      4,075            1,781
  Accrued restructuring costs                                             182              373
                                                                     --------         --------
              Total current liabilities                                20,677           24,047

Long-term debt, less current liabilities                               24,912           20,137

Minority interest                                                          81               89
Stockholders' equity:
  Preferred Stock--10,000,000 shares authorized: $1.00 par value;
    -0- shares issued and outstanding at March 28, 1997
    and December 27, 1996                                                  --               --
  Common Stock -- 15,000,000 shares authorized:
    $.0001 par value; 11,400,105 shares issued and outstanding
    at  March 28, 1997 and December 27, 1996                                1                1
  Common Stock Class B -- 2,000,000 shares authorized:
    $.0001 par value; 839,332 shares issued and outstanding
    at  March 28, 1997 and December 27, 1996                               --               --
  Additional paid-in capital                                          145,992          145,992
  Accumulated deficit in earnings                                     (85,873)         (80,713)
  Treasury stock (37,500 shares, at cost)                                (250)            (250)
                                                                     --------         --------
              Total stockholders' equity                               59,870           65,030
                                                                     --------         --------
                                                                     $105,540         $109,303
                                                                     --------         --------
                                                                     --------         --------

See accompanying notes to condensed consolidated financial statements.

                          BROTHERS GOURMET COFFEES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                         Three-months      Three-months
                                                        Ended March 28,   Ended March 29,
                                                             1997              1996
                                                        --------------    --------------
Net sales                                                  $16,808           $19,109
Cost of goods sold                                           9,247            10,007
                                                           -------           -------
  Gross profit                                               7,561             9,102

Operating expenses:
  Distribution, selling and marketing                        7,069             6,514
  Administrative                                             1,325             1,558
  Amortization of intangibles                                  669               775
  Restructuring                                                 --                97
                                                           -------           -------
Income (loss) from operations                               (1,502)              158

Other expenses (income):
  Interest expense, net                                        943               579
  Other income                                                  15                (9)
                                                           -------           -------
Loss before discontinued retail operations                  (2,460)             (412)

Loss on disposal of discontinued retail operations          (2,700)               --
                                                           -------           -------

Net loss                                                   $(5,160)          $  (412)
                                                           -------           -------
                                                           -------           -------

Loss per common share:
  Loss per common share from continuing
    operations                                             $ (0.22)          $ (0.04)
  Loss per common share from discontinued
    retail operations                                      $ (0.24)          $    --
                                                           -------           -------
Net loss per common share                                  $ (0.46)          $ (0.04)
                                                           -------           -------
                                                           -------           -------

Weighted average common
  shares outstanding                                        11,202            11,202
                                                           -------           -------
                                                           -------           -------

See accompanying notes to condensed consolidated financial statements.

                         BROTHERS GOURMET COFFEES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                 Three-months       Three-months
                                                Ended March 29,    Ended March 29,
                                                     1996               1996
                                                  ---------          --------
 Cash flows from operating activities:
 Net loss                                         $  (5,160)         $   (412)
 Adjustments to reconcile net income to cash
  provided by operating activities:
        Discontinued retail operations                2,700                --
        Depreciation and amortization                 3,157             3,501
      Current and noncurrent promotional expenses    (2,499)           (2,294)
 Changes in operating assets and liabilities:
      Current assets                                  4,955             4,255
       Current liabilities                           (5,627)            1,729
      Other noncurrent assets                           (26)             (106)
                                                  ---------          --------
 Net cash (used in) provided by
  operating activities:
    Continuing operations                            (2,500)            6,673
    Discontinued retail operations                     (406)           (1,760)
 Cash flows from investing activities:            ---------          --------
                                                     (2,906)            4,913
    Purchases of property, plant and
     equipment, net                                  (1,769)             (420)
    Proceeds from sale of discontinued
     retail operations                                  100             3,183
 Net cash (used in)  provided by                  ---------          --------
  investing activities                               (1,669)            2,763

 Cash flows from financing
  activities:
      Net borrowings and repayments
       under revolving line of credit                 5,010            (7,676)
      Payment of term loan                             (375)               --
      Payments under capital lease                      (37)               --
      Debt issuance costs                               (23)               --
                                                  ---------          --------
      Net cash provided by (used in)
       financing activities                           4,575            (7,676)
                                                  ---------          --------
 Change in cash                                          --                --
 Cash at the beginning of the period                     --                --
                                                  ---------          --------
 Cash at the end of the period                    $      --          $     --
                                                  ---------          --------
                                                  ---------          --------

     See accompanying notes to condensed consolidated financial statements.

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)


NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q pursuant to the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X, as amended. Accordingly, they do not include all the financial statements and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 28, 1997 are not necessarily indicative of the results that may be expected for the year ended December 26, 1997. For further information, refer to the Brothers Gourmet Coffees, Inc.'s (the "Company") consolidated financial statements and footnotes (collectively the "1996 Financial Statements") included in its Annual Report on Form 10-K for the fiscal year ended December 27, 1996 (the "1996 Form 10-K").


NOTE 2--SALES

The Company is an integrated sourcer, roaster and wholesaler of high quality gourmet coffee products. The Company participates in the wholesale distribution channel through sales of gourmet coffee to supermarkets, grocery and drug stores, military commissaries, warehouse stores, mass merchandisers and specialty stores. The Company's business is seasonal, with increased sales during the colder months. As a result, in a typical year, a substantial portion of the Company's sales and its reported results from operations occur during the fourth quarter of each year. The Company's results of operations for any particular quarter may not necessarily be indicative of its results of operations for any other particular quarter or for the whole year.


NOTE 3--EARNINGS PER SHARE

Shares underlying options and warrants are not included in the computation for the three-months ended March 28, 1997, and March 29, 1996, because their effect is antidilutive to the net loss per share.


NOTE 4--INVENTORIES

The components of inventories consist of the following:


                                               March 28,    December 27,
                                                 1997          1996
                                               --------      --------
Green coffee                                   $  4,601      $  4,844
Finished goods                                    7,254         7,500
Packaging and other supplies                      2,493         2,082
                                               --------      --------
                                                 14,348        14,426
Less: LIFO reserve                                 (702)         (502)
                                               --------      --------
                                               $ 13,646      $ 13,924
                                               --------      --------
                                               --------      --------

                        BROTHERS GOURMET COFFEES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 28, 1997
                               (IN THOUSANDS)
                                 (UNAUDITED)

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

NOTE 5--DEBT FACILITIES

A summary of indebtedness outstanding under various credit arrangements at March 28, 1997 and December 27, 1996 is as follows:
                                                  1997                 1996
                                                  ----                 ----

Revolving Credit Facility(a)                    $ 8,176              $ 3,166
Term Loan Facility(b)                             6,375                6,750
Senior Subordinated Note Facility(c)             15,000               15,000
Capital lease obligations                           191                  228
                                                -------              -------
                                                 29,742               25,144
Less value ascribed to warrants                  (3,219)              (3,359)
Less current maturities                          (1,611)              (1,648)
                                                -------              -------
                                                $24,912              $20,137
                                                -------              -------
                                                -------              -------

(a) The Company's revolving credit facility (the "Revolving Credit Facility"), in the aggregate principal amount of $15,000 (the "Revolving Credit Facility"), bears interest (at the Company's election) at (1) the prime rate plus 1.0% (9.50% at March 28, 1997) or (2) the LIBOR rate plus 2.5% (8.0% at March 28,
1997). Interest is payable monthly in arrears. The Revolving Credit Facility is scheduled to mature (absent earlier acceleration under the applicable loan documents) on May 28, 1999. At March 28, 1997, (X) the outstanding principal balance drawn under the Revolving Credit Facility was $8,600 and (Y) the remaining availability under the Revolving Credit Facility was $6,400. In connection with the closing of the Revolving Credit Facility in May 1996, certain stockholders of the Company provided credit support to the Company in the form of letters of credit (the "Credit Support Facility"). The Credit Support Facility terminated in December 1996. In exchange for such credit support, in May 1996, the Company issued warrants (the "Credit Support Warrants") to the stockholders providing the Credit Support Facility entitling them to purchase up to 103,626 shares of Company common stock at an exercise price of $3.00 per share (the then quoted market price of the Company's common stock). The Credit Support Warrants were fully vested as of March 28, 1997.

(b) The Company's term loan facility (the "Term Loan Facility"), in the aggregate principal amount of $7,500 (which has been fully drawn), bears interest (at the Company's election) at (1) the prime rate plus 1.5% (10.0% at March 28, 1997) or (2) the LIBOR rate plus 3.0% (8.5% at March 28, 1997). The Term Loan Facility is payable in monthly installments of $125 of principal, plus interest, through May 2001. The Term Loan Facility is due and payable in full at the maturity of the Revolving Credit Facility, i.e., May 28, 1999.

(c) The Company's unsecured subordinated senior note facility (the "Senior Subordinated Note"), in an aggregate principal amount of $15,000 (which has been fully drawn), bears interest at the rate of 11.25% per annum. Interest is payable quarterly. The entire principal balance of the Senior Subordinated Note (plus accrued and unpaid interest) is due and payable on December 26, 2002. In connection with the closing of the Senior Subordinated Note in December 1996, the Company issued (1) warrants (the "Senior Subordinated Note Warrants") to an affiliate of the

                        BROTHERS GOURMET COFFEES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 1997
                                  (IN THOUSANDS)
                                   (UNAUDITED)

lender providing the Senior Subordinated Note Facility entitling such affiliate to purchase up to 1,245,000 shares of Company common stock at an exercise price of $0.25 per share and (2) warrants (the "Placement Warrants") to an affiliate of the Company's investment banker that placed the Senior Subordinated Note Facility entitling such affiliate to purchase 400,000 shares of Company common stock at an exercise price of $3.44 per share. The Senior Subordinated Note Warrants vest in various amounts over the six year period immediately following the closing of the Senior Subordinated Note Facility so long as any portion of the principal amount of the Senior Subordinated Note remains outstanding on each vesting date. As of March 28, 1997, 265,600 of the Senior Subordinated Notes had vested and all of the Placement Warrants were vested.

The Revolving Credit Facility and Term Loan Facility (collectively, the "Operating Facility") and the Senior Subordinated Note Facility (together with the Operating Facility, the "Debt Facilities") contain several financial covenants, including separate cash flow-to-debt service covenants. As of March 28, 1997, the Company was not in compliance with either cash flow-to-debt service covenant. Such non-compliance constitutes an event of default ("Covenant Default") under the agreements governing the Debt Facilities (the "Debt Documents"). The Company has requested a waiver from its Lenders (as defined below) with respect to the Covenant Default. Dilmun Financial Services, the Senior Subordinated Note lender ("Dilmun"), is considering the Company's request. Sanwa Business Credit Corporation, the Operating Facility lender ("SBCC"), has informed the Company that it is not willing to waive the Covenant Default at this time; however, it has indicated that it is willing to enter into a forbearance agreement with respect to such default. The Company and SBCC are currently negotiating the terms of such forbearance agreement. The Company anticipates that SBCC will agree to (1) forbear from exercising any of its remedies with respect to the Covenant Default for the time period specified in the forbearance agreement (probably not to exceed 90 days) and (2) continue to permit the Company to borrow under the Operating Facility in accordance with the terms thereof. While the Company believes that SBCC and Dilmun (together, the "Lenders") will offer some forbearance arrangement, there can be no assurance that the specific terms of such arrangement will be acceptable to the Company. If the Company is unable, for any reason, to negotiate a forbearance agreement on terms acceptable to it, there is a risk that one or both of the Lenders could declare the Company in default and seek to enforce their remedies (as set forth in the Debt Documents), which would severely impair (and possibly halt) the operations of the Company.

NOTE 6--DISCONTINUED RETAIL OPERATIONS

In June 1995, the Company's Board of Directors (the "Board") adopted a plan (the "Disposition Plan") to dispose of all of its retail operations, consisting of the Gloria Jean's specialty retail business ("Gloria Jean's") and the Brothers Gourmet Coffee Bars (the "Coffee Bars"). Accordingly, the operating results of discontinued retail operations, including provisions for estimated losses during the phase-out period, have been segregated from continuing operations and reported as a separate line item on the statement of operations. Interest expense has been allocated to discontinued retail operations based on the ratio of discontinued operations net assets to consolidated net assets. Due to the subjective nature of estimating future operating losses and incremental costs of disposal, it is reasonably possible that these estimates may change in the future. Future changes in estimates will be included in the statement of operations in the fiscal year determined. See Note 7 -- Contingencies.

As of March 28, 1997, the Company's obligations under the non-cancelable operating leases for its Coffee Bars were as follows: fiscal year 1997- $421; fiscal year 1998 - $570; fiscal year 1999 - $583; fiscal year 2000 - $601; fiscal year 2001 - $610 ; and thereafter -$2,471. The Company is negotiating to terminate its obligations under all of the remaining leases and estimates that the total costs relating to the assignment and termination of these leases will be approximately $250. This incremental cost has been included in the estimated loss on disposal. The Company remains as a guarantor on twenty (20) leases sold and assigned to third parties.

NOTE 7--CONTINGENCIES AND CONTINGENT LIABILITIES

In November 1995, the Company sold Gloria Jean's to The Second Cup, Ltd. ("Second Cup") for an aggregate purchase price of $30,000. To date, the Company has received $28,500 of the purchase price (including $1,300 applied to the Lindgren settlement (See Note 9 below)) and the remaining $1,500 of the purchase price is subject to holdback and escrow arrangements (the "Escrow") to secure the Company's post-closing obligations under the purchase agreement with Second Cup. In connection with the settlement of the Lindgren litigation, the Company requested Second Cup's consent to release the full amount of the cash settlement from the post-closing escrow. Second Cup refused to consent to the distribution of more than $1.3 million from the post-closing escrow and advised the Company that it intended to assert claims against the remainder of the funds held in the escrow. These claims consist of costs, expenses and other amounts incurred with respect to (1) missing landlord consents and waivers, (2) franchisee disputes, (3) inventory, packaging and fixed asset claims, (4) lease termination and buyout costs and
(5) other miscellaneous costs and expenses. The total amount of these claims is approximately $1,000. After completing a detailed review of these claims, the Company has set up a reserve of $600 to cover these claims. While the

                        BROTHERS GOURMET COFFEES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 1997
                                  (IN THOUSANDS)
                                   (UNAUDITED)

Company believes that this reserve is reasonable under all of the facts and circumstances known to it at this time, there can be no assurance that the aggregate amount of such claims will not exceed the reserve. At this time the amount of claims is less than the remaining balance in the post-closing escrow. As of March 28, 1997, the receivable from the sale of Gloria Jean's was $2,800.

During fiscal year 1996, the Company sold or closed its remaining Coffee Bars located in Colorado, Texas, Washington, D.C., New York and Illinois (including the assignment of leases on 5 Coffee Bar sites which were never built out) for $2,660 (subject to certain holdbacks to secure the performance by the Company of certain of its post-closing obligations). The Company has set up a reserve of $400 to cover the termination/buyout of its remaining Coffee Bar leases. See Note 6 above. While the Company believes that this reserve is reasonable under all of the facts and circumstances known to the Company at this time, there can be no assurance that the aggregate termination/buyout costs for the remaining Coffee Bar leases will not exceed the reserve. As of March 28, 1997, the receivable from the sale of the Coffee Bars was $900.

See Note 9--Litigation below for a discussion of pending litigation.

NOTE 8--INCOME TAXES

The Company historically has experienced net operating losses and has established valuation allowances to offset net deferred tax assets. Accordingly, the Company has had no provision for income taxes for the three-month periods ended March 28, 1997 and March 29, 1996, and expects this trend to continue for the remainder of fiscal year 1997.

NOTE 9--LITIGATION

See the discussion of the Lindgren litigation, the Shareholder Class Action, the Shareholder Derivative Action, the Kona Coffee Class Action in Note 9 to the 1996 Financial Statements. Developments concerning these matters in the first quarter of fiscal year 1997 are discussed below.

     1. GLORIA JEAN'S FRANCHISE LITIGATION. In April 1997, the parties entered into a Mutual Settlement Agreement and Release, pursuant to which (a) the defendants agreed to pay $2,200 in cash, and to deliver 76,667 shares of Company common stock, to the plaintiffs in settlement of all of the plaintiffs' claims and (b) the parties mutually released each other and dismissed all claims against each other. The $2,200 was funded as follows:
(i) $2,015 from the Company (of which approximately $900 was funded out of the escrowed purchase price from the sale of Gloria Jean's), and (ii) $225 for the other defendants and their counsel. The shares of Company common stock came entirely from the Company.

     2. SHAREHOLDER CLASS ACTION. In January 1997, the parties executed a definitive Stipulation of Settlement (the "Stipulation of Settlement") with respect to this litigation. In late January 1997, the court issued an order preliminarily approving the proposed settlement. In April 1997, the court entered the final judgment in the case. The principle terms of the settlement are as follows: (a) the plaintiff class will receive $3,000 in cash and the Company will transfer to the plaintiff class 1,848,118 shares of its own freely tradeable common stock, (b) the parties will enter into mutual general releases and (c) the Shareholder Class Action (and the Derivative Action, see 3. SHAREHOLDER DERIVATIVE ACTION below) will be dismissed.

     The case is currently in the share allocation phase. There is one remaining issue as to whether the holders of Class C Preferred Stock of the Company who converted their shares of Class C Preferred Stock into Company Common Stock in connection with the Company's IPO in December 1993 are part of the plaintiff class and entitled

                        BROTHERS GOURMET COFFEES, INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 28, 1997
                                  (IN THOUSANDS)
                                   (UNAUDITED)

to share in the settlement. This issue is not yet resolved. The Company expects the share allocation phase of the case to be completed by the end of the second quarter of fiscal year 1997.

     The cash portion of the settlement is fully funded. The Company's insurance carrier and other defendants have transferred $3.0 million to the settlement fund to fund this amount. The Company has fully funded the stock component of the settlement.

     3. SHAREHOLDER DERIVATIVE ACTION. The plaintiff in the Shareholder Derivative Action has agreed to settle his claims and is a party to the Stipulation of Settlement. The principle terms of the proposed settlement are as follows: (a) the Company has agreed to use its reasonable best efforts (i) to appoint a new non-employee member to its Board of Directors on or before April 30, 1997 (which it has done), (ii) to continuously maintain thereafter at least a majority of non-employee members on its Board of Directors and on its Audit and Finance and Compensation Committees (which it has done), and (iii) unless approved by unanimous action of the Board of Directors, to neither enter into any new employment agreement or consulting agreement with any person who prior to October 22, 1996 was a former employee Board member nor renew or extend the term of any existing consulting arrangement with any such former employee Board member beyond its stated termination date and (b) the Shareholder Derivative Action will be dismissed and all of the claims asserted by the plaintiff will be released. The arrangements described in (a) of the preceding sentence will remain in place until the earlier of the date upon which the Company no longer has any class of securities registered under the Securities and Exchange Act of 1934 or 5 years from the date of the Stipulation of Settlement.

     4. KONA COFFEE CLASS ACTION. The defendants have filed a motion to dismiss the litigation. Oral arguments on the motion are scheduled for the end of June 1997. The defendants also have proposed to stay all discovery on the merits pending the court's determination as to whether this lawsuit can proceed as a class action.

     5. PARKER/FRANKLIN MILLS FRANCHISE ARBITRATION. In August 1996, a franchisee filed a claim for arbitration against Gloria Jean's, the Company, Brothers Retail Corp. and certain officers and a director of the Company seeking to rescind a franchise agreement to develop and operate a Gloria Jean's franchise at the Franklin Mills mall, alleging fraud in the inducement, misrepresentation, violations of the Illinois Franchise and breach of contract, occurring prior to the Company's sale of Gloria Jean's to the Second Cup in November 1995. The parties are in negotiation to settle this matter. However, there can be no assurance that a settlement will be reached. The matter is scheduled to go to arbitration in late May 1997. The plaintiffs have asserted damages of approximately $350,000, $50,000 of which has already been paid by the defendants to the Franklin Mills landlord to buyout the remainder of the Franklin Mills lease.

ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is an integrated sourcer, roaster, and wholesaler of high quality gourmet coffee products. The Company is one of the leading wholesale suppliers of gourmet coffees in the United States. The Company participates in the wholesale distribution channel through sales of gourmet coffee to supermarkets, grocery and drug stores, military commissaries, warehouse stores, mass merchandisers and specialty stores.

FIRST QUARTER 1997 COMPARED WITH FIRST QUARTER 1996

     NET SALES. Net sales decreased $2.3 million, or 12.0%, in the first quarter of fiscal year 1997 as compared to the first quarter of fiscal year 1996. The decline was principally due to (a) a $1.2 million decline in pound volume and (b) a $1.1 million (a $0.31 per pound) decline in sales price realization. The $1.2 million decline in pound volume was attributable principally to a loss of certain customers. The Company's decision not to enter into unprofitable promotional contracts, requiring the payment by the Company of substantial product placement costs, was the primary reason for the loss of such customers. The Company also lowered its sales prices during the second quarter of fiscal year 1996 in response to lower green coffee costs and competitive market conditions. Beginning late last year, green coffee costs started rising. In response to this increase, the Company announced a sales price increase, effective April 15, 1997.

     GROSS PROFIT AND GROSS PROFIT MARGIN. Gross profit decreased $1.5 million, or 16.9%, in the first quarter of fiscal year 1997 as compared to the first quarter of fiscal year 1996. The decrease resulted principally from a (a) decrease in sales volume and price realization ($2.3 million) and (b) a $.2 million increase in LIFO cost of goods sold. These negative changes were partially offset by favorable savings of (x) $.6 million in packaging and flavoring costs and (y) $.5 million in lower labor and overhead costs. The gross profit margin decreased as a percentage of sales from 47.6% in the first quarter of fiscal year 1996 to 45.0% in the first quarter of fiscal year 1997 principally due to the (i) lower sales price realization and (ii) the $.2 million increase in LIFO cost of goods sold.

     DISTRIBUTION, SELLING AND MARKETING EXPENSES. Distribution, selling and marketing expenses increased $.6 million, or 8.5%, in the first quarter of fiscal year 1997 as compared to the first quarter of fiscal year 1996 principally due to higher advertising and distribution costs. Distribution costs increased $.5 million as a result of the increase in the Company's direct store distribution ("DSD") routes. The number of route increased by 18, or 30%, during the fourth quarter of fiscal year 1996 and the first quarter of fiscal year 1997. The Company expects to improve same store growth and sales price realization as a result of the discontinuation of certain distributor arrangements and the increase in DSD. Distribution, selling and marketing expenses as a percentage of sales increased from 34.1% of sales in the first quarter of fiscal year 1996 to 42.1% of sales in the first quarter of fiscal year 1997 principally due to these same factors.

     ADMINISTRATIVE EXPENSES. Administrative expenses decreased $.2 million, or 14.9%, in the first quarter of fiscal year 1997 as compared to the first quarter of fiscal year 1996 principally due to lower professional fees and reduced bad debt expense. Administrative expenses decreased from 8.1% of sales in the first quarter of fiscal year 1996 to 7.8% of sales in the first quarter of fiscal year 1997 due to these same factors.

     INTEREST EXPENSE. Interest expense increased $.4 million, or 62.9%, in the first quarter of fiscal year 1997 as compared to the first quarter of fiscal year 1996. The increase was principally due to higher borrowing amounts and higher effective interest rates.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations was $2.5 million in the first quarter of fiscal year 1997 compared to a loss from continuing operations of $0.5 million in the first quarter of fiscal year 1996. The $2.0 million increase in loss from continuing operations during the first quarter of fiscal year 1997 was principally due to a $1.5 million decrease in gross profit and an increase of $.4 million in interest expense.

     LOSS FROM DISCONTINUED RETAIL OPERATIONS. Loss from discontinued retail operations was $2.7 million in the first quarter of fiscal year 1997 compared to a loss from discontinued operations of $0 in the first quarter of fiscal year. The first quarter fiscal year 1997 loss was principally due to (a) the additional cost of settling the Lindgren litigation ($1.3 million) and (b) increased anticipated costs associated with post-closing claims with respect to the sale of Gloria Jean's, the closing of the Coffee Bars and the termination/buyout of certain remaining Coffee Bars leases ($1.4 million).

     NET LOSS. Net loss increased $4.7 million in the first quarter of fiscal year 1997 from the first quarter of fiscal 1996 principally due to (a) an increased loss from continuing operations of $2.0 million and (b) an increased loss from discontinued retail operations of $2.7 million.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities for the first quarter of fiscal year 1997 was ($2.9) million. The liquidation of $5.0 million of current assets, principally accounts receivable, partially offset the $5.6 million reduction in current liabilities and $2.5 of promotional expense payments. In addition, the Company made $1.8 million of capital expenditures, consisting of $1.2 million for customer display equipment and $.6 million for plant and computer equipment. The Company funded net cash used in operating activities and capital expenditures through $5.0 million of borrowings under its Revolving Credit Facility.

     Net cash provided by (used in) financing activities for the first quarter of fiscal year 1997 was $4.6 million compared to ($7.7) million for the first quarter of fiscal year 1996. Net cash provided by (used in) investing activities for the first quarter of fiscal year 1997 was ($1.7) million compared to $2.8 million for the first quarter of fiscal year 1996. The Company funded net cash used in investing activities with borrowings under its revolving Credit Facility.

     Management expects capital expenditures in fiscal year 1997 (primarily associated with the acquisition of customer display and plant equipment) not to exceed $5.5 million. Management expects to fund these expenditures from operations and borrowings under its Revolving Credit Facility to the extent required. At March 28, 1997, the Company had approximately $6.4 million of borrowing availability under its Revolving Credit Facility.

     The Revolving Credit Facility and Term Loan Facility (collectively, the "Operating Facility") and the Senior Subordinated Note Facility (together with the Operating Facility, the "Debt Facilities") contain several financial covenants, including separate cash flow-to-debt service covenants. As of March 28, 1997, the Company was not in compliance with either cash flow-to-debt service covenant. Such non-compliance constitutes an event of default ("Covenant Default") under the agreements governing the Debt Facilities (the "Debt Documents"). The Company has requested a waiver from its Lenders (as defined below) with respect to the Covenant Default. Dilmun Financial Services, the Senior Subordinated Note lender ("Dilmun"), is considering the Company's request. Sanwa Business Credit Corporation, the Operating Facility lender ("SBCC"), has informed the Company that it is not willing to waive the Covenant Default at this time; however, it has indicated that it is willing to enter into a forbearance agreement with respect to such default. The Company and SBCC are currently negotiating the terms of such forbearance agreement. The Company anticipates that SBCC will agree to (1) forbear from exercising any of its remedies with respect to the Covenant Default for the time period specified in the forbearance agreement (probably not to exceed 90 days) and (2) continue to permit the Company to borrow under the Operating Facility in accordance with the terms thereof. While the Company believes that SBCC and Dilmun (together, the "Lenders") will offer some forbearance arrangement, there can be no assurance that the specific terms of such arrangement will be acceptable to the Company. If the Company is unable, for any reason, to negotiate a forbearance agreement on terms acceptable to it, there is a risk that one or both of the Lenders could declare the Company in default and seek to enforce their remedies (as set forth in the Debt Documents), which would severely impair (and possibly halt) the operations of the Company. Management is actively pursuing refinancing opportunities and believes that the Company has sufficient assets and anticipated revenues to close a refinancing this fiscal year.

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

     The low levels of supplies, labor unrest in Colombia and reported poor coffee crops in key Arabica growing countries has led to an increase in green coffee prices from $1.14 per pound in December 1996 to in excess of $2.50 per pound in April 1997. In response to the green coffee price increases, the Company announced sales price increases on all its products of approximately $0.50 per pound, effective April 15, 1997. The Company will attempt to maintain its per pound gross profit by increasing sales prices commensurate with the increase in green coffee prices. There is no assurance that the Company will be able to pass such price increases through to the customer.
In the past, substantial price increases have met with varying degrees of customer resistance. The increase in sales prices may result in a decrease in sales volume.

     A significant portion of the Company's green coffee supply is contracted for future delivery, generally between three and twelve months forward (with declining percentages of the supply being subject to future contracts in the latter portions of each year), to ensure both an adequate supply and reduced risk of short-term price fluctuations. Green coffee is a large market with well-established brokers, importers and warehousemen through which the Company manages its requirements. In addition to forward purchases, the Company keeps physical inventory in each of its production facility and third-party warehouses representing anywhere from four to ten weeks of supply requirements. All coffee purchase transactions are in U.S. dollars, the industry's standard currency.
The Company believes that it is not dependent upon any one importer or broker for its supply of green coffee beans from any particular country.

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

                           PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See the discussion of the Lindgren Litigation, the Shareholder Class Action, the Shareholder Derivative Action, the Kona Coffee Class Action and the Parker/Franklin Mills Franchise Arbitration in (a) Note 9 to the 1996 Financial Statements and (b) Note 9 to the Notes to Condensed Consolidated Financial Statements of the Company for the fiscal quarter ended March 28, 1997, which are included elsewhere in this Quarterly Report on Form 10-Q.

     The Company is also involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these routine legal proceedings will have a material adverse effect on the financial condition or operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 5 to Notes to Condensed Consolidated Financial Statements March 28, 1997 for a detailed description of the pending violation of the cash flow-to-debt service covenants in the Debt Documents and the status of the Company's request for a waiver from the Lenders with respect to this violation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS.

          27 -- Financial Data Schedule

     (b)  REPORTS ON FORM 8-K.

          Form 8-K filed on January 10, 1997.




                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             BROTHERS GOURMET COFFEES, INC.



Dated:  May 12, 1997              By: /s/ Barry Bilmes
                                      --------------------------------------
                                      Barry Bilmes
                                      Vice President Finance
                                      and Administration

                                      Signing on behalf of the registrant
                                      and as principal financial officer of
                                      the registrant