Form 10-Q/A
period 1997-03-28
BROTHERS GOURMET COFFEES INC
filed 1997-06-13
CIK 913344

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549


                                   FORM 10-Q/A

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

                                  INTRODUCTION

     The purposes of this filing are (1) to correct certain information regarding the change in the status of certain indebtedness of Brothers Gourmet Coffees, Inc. (the "Company") from long-term debt to current maturities of long-term debt as shown on the Company's Condensed Consolidated Balance Sheets for the fiscal quarter ended March 28, 1997 (Unaudited), as presented in "Item 1. Financial Statements" and "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and (2) update the disclosure in the Form 10-Q for the fiscal quarter ended March 28, 1997, regarding the financial covenant defaults under the Company's Debt Facilities.

                        BROTHERS GOURMET COFFEES, INC.


                                    INDEX

PART I - FINANCIAL INFORMATION                                             PAGE
------------------------------                                             ----
     Item 1.   Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets--March 28, 1997 and
               December 27, 1996 . . . . . . . . . . . . . . . . . . . . . .  1

               Condensed Consolidated Statements of Operations--Three
               months ended March 28, 1997 and March 29, 1996. . . . . . . .  2

               Condensed Consolidated Statements of Cash Flows--Three
               months ended March 28, 1997 and March 29, 1996. . . . . . . .  3

               Notes to Condensed Consolidated Financial Statements--
               March 28, 1997. . . . . . . . . . . . . . . . . . . . . . . .  4

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations. . . . . . . 10


PART II - OTHER INFORMATION
---------------------------

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 13

     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . 13

     Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . 13

     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . 13

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . 13

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 13

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

                       BROTHERS GOURMET COFFEES, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                    March 28,  December 27,
                                                       1997       1996
                                                    ---------  ------------
                                                   (Unaudited)
                 ASSETS
Current assets:
     Cash                                           $    --     $    --
     Trade receivables, net                            10,811      15,717
     Receivable from the sale of
       discontinued retail operations                   3,695       3,795
     Inventories                                       13,646      13,924
     Prepaid promotional expenses                         986         776
     Prepaid expenses and other current assets          1,454       1,225
                                                    ---------  ------------
                    Total current assets               30,592      35,437
Plant and equipment, net                               15,403      14,814
Other assets:
  Excess of cost over net assets acquired, net         52,100      52,470
  Noncompete agreements, net                              898       1,197
  Noncurrent promotional expenses                       4,134       2,918
  Debt acquisition costs                                1,617       1,689
  Other assets                                            796         778
                                                    ---------  ------------
                                                    $ 105,540   $ 109,303
                                                    ---------  ------------
                                                    ---------  ------------

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt          $  14,594     $  1,648
     Accounts payable                                  3,295        8,247
     Accrued expenses                                  6,014        6,498
     Accrued litigation settlement                     5,500        5,500
     Accrued losses and other costs of
       discontinued retail operations                  4,075        1,781
     Accrued restructuring costs                         182          373
                                                    ---------  ------------
                    Total current liabilities         33,660       24,047

Long-term debt, less current liabilities              11,929       20,137

Minority interest                                         81           89
Stockholders' equity:
     Preferred Stock--10,000,000 shares authorized:
       $1.00 par value; -0- shares issued and
       outstanding at March 28, 1997
       and December 27, 1996                            --           --
     Common Stock -- 15,000,000 shares authorized:
       $.0001 par value; 11,400,105 shares issued and
       outstanding at  March 28, 1997 and December 27,
       1996                                              1            1
     Common Stock Class B -- 2,000,000 shares
       authorized: $.0001 par value; 839,332 shares
       issued and outstanding at  March 28, 1997 and
       December 27, 1996           --        --
     Additional paid-in capital                      145,992      145,992
     Accumulated deficit in earnings                 (85,873)     (80,713)
     Treasury stock (37,500 shares, at cost)            (250)        (250)
                                                    ---------  ------------
               Total stockholders' equity             59,870       65,030
                                                    ---------  ------------
                                                    $105,540     $109,303
                                                    ---------  ------------
                                                    ---------  ------------

    See accompanying notes to condensed consolidated financial statements.

                          BROTHERS GOURMET COFFEES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                             Three-months       Three-months
                                            Ended March 28,    Ended March 29,
                                                 1997               1996
                                            ---------------    -------------

Net sales                                       $16,808            $19,109
Cost of goods sold                                9,247             10,007
                                            ---------------    -------------
     Gross profit                                 7,561              9,102

Operating expenses:
     Distribution, selling and marketing          7,069              6,514
     Administrative                               1,325              1,558
     Amortization of intangibles                    669                775
     Restructuring                                   --                 97
                                            ---------------    -------------
Income (loss) from operations                    (1,502)               158

Other expenses (income):
     Interest expense, net                          943                579
     Other income                                    15                 (9)
                                            ---------------    -------------
Loss before discontinued retail operations       (2,460)              (412)

Loss on disposal of discontinued retail
  operations                                     (2,700)                --
                                            ---------------    -------------

Net  loss                                      $ (5,160)          $   (412)
                                            ---------------    -------------
                                            ---------------    -------------

Loss per common share:
  Loss per common share from continuing
     operations                                $  (0.22)          $   (0.04)
  Loss per common  share from  discontinued
     retail operations                         $  (0.24)          $      --
                                            ---------------    -------------
Net  loss per common share                     $  (0.46)          $   (0.04)
                                            ---------------    -------------
                                            ---------------    -------------

Weighted average common
  shares outstanding                             11,202              11,202
                                            ---------------    -------------
                                            ---------------    -------------


See accompanying notes to condensed consolidated financial statements.

                         BROTHERS GOURMET COFFEES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                      Three-months      Three-months
                                                     Ended March 29,    Ended March 29,
                                                          1996               1996
                                                     ---------------    --------------
Cash flows from operating activities:
Net loss                                                $ (5,160)          $   (412)
Adjustments to reconcile net income to cash
  provided by operating activities:
    Discontinued retail operations                         2,700                 --
    Depreciation and amortization                          3,157              3,501
  Current and noncurrent promotional expenses             (2,499)            (2,294)
Changes in operating assets and liabilities:
  Current assets                                           4,955              4,255
    Current liabilities                                   (5,627)             1,729
  Other noncurrent assets                                    (26)              (106)
                                                        --------           --------

Net cash (used in) provided by operating activities:
  Continuing operations                                   (2,500)             6,673
  Discontinued retail operations                            (406)            (1,760)
                                                        --------           --------
                                                          (2,906)             4,913

Cash flows from investing activities:
  Purchases of property, plant and equipment, net         (1,769)              (420)
  Proceeds from sale of discontinued retail operations       100              3,183
                                                        --------           --------
Net cash (used in) provided by investing activities       (1,669)             2,763

Cash flows from financing  activities:
  Net borrowings and repayments under
    revolving line of credit                               5,010             (7,676)
  Payment of term loan                                      (375)                --
  Payments under capital lease                               (37)                --
  Debt issuance costs                                        (23)                --
                                                        --------           --------
  Net cash provided by (used in) financing activities      4,575             (7,676)
                                                        --------           --------
Change in cash                                                --                 --
Cash at the beginning of the period                           --                 --
                                                        --------           --------

Cash at the end of the period                           $     --           $     --
                                                        --------           --------
                                                        --------           --------


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


NOTE 4--INVENTORIES

The components of inventories consist of the following:


                                       March 28,     December 27,
                                         1997           1996
                                       ---------     ------------

Green coffee                           $  4,601       $  4,844
Finished goods                            7,254          7,500
Packaging and other supplies              2,493          2,082
                                       --------       --------
                                         14,348         14,426
Less: LIFO reserve                         (702)          (502)
                                       --------       --------
                                       $ 13,646       $ 13,924
                                       --------       --------
                                       --------       --------

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


NOTE 5--DEBT FACILITIES

A summary of indebtedness outstanding under various credit arrangements at March 28, 1997 and December 27, 1996 is as follows:

                                          1997           1996
                                          ----           ----

Revolving Credit Facility(a)           $  8,176        $ 3,166
Term Loan Facility(b)                     6,375          6,750
Senior Subordinated Note Facility(c)     15,000         15,000
Capital lease obligations                   191            228
                                       --------        -------
                                         29,742         25,144
Less value ascribed to warrants          (3,219)        (3,359)
Less current maturities                 (11,594)        (1,648)
                                       --------        -------
                                       $ 11,929        $20,137
                                       --------        -------
                                       --------        -------


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

(c) The Company's unsecured subordinated senior note facility (the "Senior Subordinated Note"), in an aggregate principal amount of $15,000 (which has been fully drawn), bears interest at the rate of 11.25% per annum. Interest is payable quarterly. The entire principal balance of the Senior Subordinated Note (plus accrued and unpaid interest) is due and payable on December 26, 2002. In connection with the closing of the Senior Subordinated Note in December 1996, the Company issued (1) warrants (the "Senior Subordinated Note Warrants") to an affiliate of the lender providing the Senior Subordinated Note Facility entitling such affiliate to purchase up to 1,245,000 shares of Company common stock at an exercise price of $0.25 per share and (2) warrants (the "Placement Warrants") to an affiliate of the Company's investment banker that placed the Senior Subordinated Note Facility entitling such affiliate to purchase 400,000 shares of Company common stock at an exercise price of $3.44 per share. The Senior Subordinated Note Warrants vest in various amounts over the six year period immediately following the closing of the Senior Subordinated Note Facility so long as any portion of the principal amount of the Senior Subordinated Note remains outstanding on each vesting date. As of March 28, 1997, 265,600 of the Senior Subordinated Notes had vested and all of the Placement Warrants were vested.

The Revolving Credit Facility and Term Loan Facility (collectively, the "Operating Facility") and the Senior Subordinated Note Facility (the "Senior Subordinated Note," which, together with the Operating Facility, are collectively referred to herein as the "Debt Facilities") contain several financial covenants, including cash flow-to-debt service covenants. As of March 28, 1997, the Company was not in compliance with either cash flow-to-debt service covenant. Such non-compliance constituted an event of default ("Covenant Default") under the agreements governing the Debt Facilities (the "Debt Documents"). The Company requested a waiver from both lenders with respect to the Covenant Default.

Sanwa Business Credit Corporation, the Operating Facility lender ("SBCC"), informed the Company in April that it was not willing to waive the Covenant Default; however, it indicated that it was willing to enter into a forbearance agreement with respect to the Covenant Default. On or about May 15, 1997, SBCC and the Company executed a Forbearance Agreement (the "Forbearance Agreement"), effective as of March 28, 1997. Pursuant to the Forbearance Agreement, SBCC has agreed (1) to continue to permit the Company to borrow under the Operating Facility and (2) to forbear from exercising any of its remedies with respect to the Covenant Default through the earliest to occur of (a) August 15, 1997, (b) repayment in full of the obligations under the Operating Facility or (c) the date of a default under the Forbearance Agreement. The Company has agreed to retain a consultant to review its business plan and to provide certain additional financial reporting to SBCC during the forbearance period. Absent a default under the Forbearance Agreement, SBCC has agreed to extend the forbearance period through November 15, 1997, on such terms as SBCC may reasonably require, including, without limitation, an increase in the applicable interest rate(s). Based on the foregoing, the Company has reflected all borrowings outstanding under the Operating Facility as current liabilities on its Condensed Consolidated Balance Sheet for the fiscal quarter ended March 28, 1997.

The Company is currently negotiating with Dilmun, the Senior Subordinated Note lender ("Dilmun"), the terms of a waiver agreement with respect to the Covenant Default under the Senior Subordinated Note. Although Dilmun has indicated that it is willing to waive such Covenant Default provided certain conditions are met (including the possible vesting of all or a portion of the Senior Subordinated Note Warrants), the parties have not yet executed a definitive agreement. The Company believes that such agreement will be executed and delivered before the end of the second quarter fiscal 1997.

On June 3, 1997, the Company received (and countersigned) a letter of interest from an institutional lender for a new, long-term, operating debt facility which would replace the Operating Facility. The Company anticipates that it will (1) receive a binding commitment letter for the new facility before the end of the second quarter fiscal 1997 and (2) execute definitive loan documents and close the new replacement facility before the expiration of the forbearance period under the Forbearance Agreement. However, there can be no assurance (a) that the Company will receive a commitment letter on terms acceptable to it or (b) if it does receive such commitment letter, that the parties will sign and deliver definitive loan documents before the end of the forbearance period. If the Company is unable, for any reason, to obtain a new, operating debt facility in a principal amount sufficient to permit it to refinance the entire outstanding principal balance of the Operating Facility prior to the expiration of the Forbearance Agreement, the Company will be in default under its Operating Facility.

                        BROTHERS GOURMENT COFFEES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 28, 1997
                               (IN THOUSANDS)
                                 (UNAUDITED)


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

As of March 28, 1997, the Company's obligations under the non-cancelable operating leases for its Coffee Bars were as follows: fiscal year 1997 - $421; fiscal year 1998 - $570; fiscal year 1999 - $583; fiscal year 2000 - $601; fiscal year 2001 - $610 ; and thereafter -$2,471. The Company is negotiating to terminate its obligations under all of the remaining leases and estimates that the total costs relating to the assignment and termination of these leases will be approximately $250. This incremental cost has been included in the estimated loss on disposal. The Company remains as a guarantor on twenty (20) leases sold and assigned to third parties.


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

                        BROTHERS GOURMENT COFFEES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 28, 1997
                               (IN THOUSANDS)
                                 (UNAUDITED)


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

   The case is currently in the share allocation phase. There is one remaining issue as to whether the holders of Class C Preferred Stock of the Company who converted their shares of Class C Preferred Stock into Company Common Stock in connection with the Company's IPO in December 1993 are part of the plaintiff class and entitled to share in the settlement. This issue is not yet resolved. The Company expects the share allocation phase of the case to be completed by the end of the second quarter of fiscal year 1997.

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

                        BROTHERS GOURMENT COFFEES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 28, 1997
                               (IN THOUSANDS)
                                 (UNAUDITED)

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

   LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations was $2.5 million in the first quarter of fiscal year 1997 compared to a loss from ontinuing operations of $0.5 million in the first quarter of fiscal year 1996. The $2.0 million increase in loss from continuing operations during the first quarter of fiscal year 1997 was principally due to a $1.5 million decrease in gross profit and an increase of $.4 million in interest expense.

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

   The Revolving Credit Facility and Term Loan Facility (collectively, the "Operating Facility") and the Senior Subordinated Note Facility (the "Senior Subordinated Note," which, together with the Operating Facility, are collectively referred to herein as the "Debt Facilities") contain several financial covenants, including separate cash flow-to-debt service covenants. As of March 28, 1997, the Company was not in compliance with either cash flow-to-debt service covenant. Such non-compliance constituted an event of default ("Covenant Default") under the agreements governing the Debt Facilities (the "Debt Documents"). The Company requested a waiver from both lenders with respect to the Covenant Default.

   Sanwa Business Credit Corporation, the Operating Facility lender ("SBCC"), informed the Company in April that it was not willing to waive the Covenant Default; however, it indicated that it was willing to enter into a forbearance agreement with respect to the Covenant Default. On or about May 15, 1997, SBCC and the Company executed a Forbearance Agreement (the "Forbearance Agreement"), effective as of March 28, 1997. Pursuant to the Forbearance Agreement, SBCC has agreed (1) to continue to permit the Company to borrow under the Operating Facility and (2) to forbear from exercising any of its remedies with respect to the Covenant Default through the earliest to occur of (a) August 15, 1997, (b) repayment in full of the obligations under the Operating Facility or (c) the date of a default under the Forbearance Agreement. The Company has agreed to retain a consultant to review its business plan and to provide certain additional financial reporting to SBCC during the forbearance period. Absent a default under the Forbearance Agreement, SBCC has agreed to extend the forbearance period through November 15, 1997, on such terms as SBCC may reasonably require, including, without limitation, an increase in the applicable interest rate(s). Based on the foregoing, the Company has reflected all borrowings outstanding under the Operating Facility as current liabilities on its Condensed Consolidated Balance Sheet for the fiscal quarter ended March 28, 1997.

   The Company is currently negotiating with Dilmun, the Senior Subordinated Note lender ("Dilmun"), the terms of a waiver agreement with respect to the Covenant Default under the Senior Subordinated Note. Although Dilmun has indicated that it is willing to waive such Covenant Default provided certain conditions are met (including the possible vesting of all or a portion of the Senior Subordinated Note Warrants), the parties have not yet executed a definitive agreement. The Company believes that such agreement will be executed and delivered before the end of the second quarter fiscal 1997.

   On June 3, 1997, the Company received (and countersigned) a letter of interest from an institutional lender for a new, long-term, operating debt facility which would replace the Operating Facility. The Company anticipates that it will (1) receive a binding commitment letter for the new facility before the end of the second quarter fiscal 1997 and (2) execute definitive loan documents and close the new replacement facility before the expiration of the forbearance period under the Forbearance Agreement. However, there can be no assurance (a) that the Company will receive a commitment letter on terms acceptable to it or (b) if it does receive such commitment letter, that the parties will sign and deliver definitive loan documents before the end of the forbearance period. If the Company is unable, for any reason, to obtain a new, operating debt facility in a principal amount sufficient to permit it to refinance the entire outstanding principal balance of the Operating Facility prior to the expiration of the Forbearance Agreement, the Company will be in default under its Operating Facility.

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

ITEM 2.  CHANGES IN SECURITIES

   None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources and Note 5 to Notes to Condensed Consolidated Financial Statements March 28, 1997 for a detailed description of the pending violation of the cash flow-to-debt service covenant in the Bank Debt Facility and the status of the Company's request for a waiver from the lender with respect to this violation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 5.  OTHER INFORMATION

   None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS.

        27 -- Financial Data Schedule
        99-1 -- Forbearance Agreement

   (b)  REPORTS ON FORM 8-K.

        Form 8-K filed on January 10, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BROTHERS GOURMET COFFEES, INC.



Dated:  June 13, 1997               By: /s/ Barry Bilmes
                                        -----------------------------------
                                        Barry Bilmes
                                        Vice President Finance
                                        and Administration

                                    Signing on behalf of the registrant
                                    and as principal financial officer of
                                    the registrant