Form 10-Q
period 1997-06-27
BROTHERS GOURMET COFFEES INC
filed 1997-08-11
CIK 913344

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C., 20549


                                   FORM 10-Q

     (Mark One)
     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 1997

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

                            Yes [X]          No [ ]

As of June 30, 1997 the Registrant had outstanding (1) 10,362,605 shares of Common Stock, par value $.0001 per share, and (2) 839,332 shares of Class B Common Stock, par value $.0001 per share.

                          BROTHERS GOURMET COFFEES, INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                              PAGE

     Item 1.   Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets--June 27, 1997 and
               December 27, 1996. . . . . . . . . . . . . . . . . . . . . .   1

               Condensed Consolidated Statements of Operations--Three months
               and six months ended June 27, 1997 and June 28, 1996 . . . .   2

               Condensed Consolidated Statements of Cash Flows--Three months
               and six months ended June 27, 1997 and June 28, 1996 . . . .   3

               Notes to Condensed Consolidated Financial Statements--
               June 27, 1997. . . . . . . . . . . . . . . . . . . . . . . .   4

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations . . . . . .   8


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .  13

     Item 2.   Changes in Securities. . . . . . . . . . . . . . . . . . . .  13

     Item 3.   Defaults Upon Senior Securities. . . . . . . . . . . . . . .  13

     Item 4.   Submission of Matters to a Vote of Security Holders. . . . .  13

     Item 5.   Other Information. . . . . . . . . . . . . . . . . . . . . .  13

     Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .  13

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

                           BROTHERS GOURMET COFFEES, INC.


                    SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS


CERTAIN STATEMENTS UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS FORM 10-Q (AND ANY DOCUMENTS INCORPORATED HEREIN BY REFERENCE) CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 (THE "1933 ACT") AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934 (THE "1934 ACT"). THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE TYPICALLY IDENTIFIED BY THEIR INCLUSION OF PHRASES SUCH AS "THE COMPANY ANTICIPATES," "MANAGEMENT BELIEVES" AND OTHER PHRASES OF SIMILAR MEANING. SUCH FACTORS INCLUDE, AMONG OTHERS, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS; INDUSTRY AND INDUSTRY SEGMENT CONDITIONS AND DIRECTIONS; WEATHER; COFFEE CROP AND GREEN COFFEE PRICE FLUCTUATIONS; FOREIGN LABOR PROBLEMS; FOREIGN COFFEE DELIVERY DIFFICULTIES; PRODUCTION COSTS; COMPETITIVE PRESSURES; THE COMPANY'S OWN FINANCING CONTINGENCIES AND RESTRICTIONS; MANAGEMENT LIMITATIONS; THE ABILITY AND WILLINGNESS OF PURCHASERS TO COMPLETE ACQUISITIONS OF THE COMPANY'S RETAIL COFFEE BARS AND THE GLORIA JEAN'S STORES; THE COMPANY'S ABILITY TO RESOLVE POST-CLOSING DIFFERENCES WITH THE PURCHASERS' OF CERTAIN COMPONENTS OF THE COMPANY'S DISCONTINUED RETAIL OPERATIONS; LEGISLATION AND REGULATIONS; RESOLUTION OF PENDING LITIGATION IN WHICH THE COMPANY IS A DEFENDANT; THE ABILITY OF THE COMPANY TO CLOSE CONTRACTS WITH NEW ACCOUNTS AND TO RENEW EXISTING ACCOUNTS AS SUCH ACCOUNTS COME UP FOR RENEWAL; CHANGES IN CONSUMER TASTES AND PREFERENCES; THE SUCCESS OR LACK THEREOF OF THE COMPANY'S NEW PRODUCTS, DISPLAY MODELS AND CAN LINES; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q. AS A RESULT OF THE FOREGOING AND OTHER FACTORS, NO ASSURANCE CAN BE GIVEN AS TO FUTURE RESULTS, LEVELS OF ACTIVITY AND/OR ACHIEVEMENTS, AND NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY OR COMPLETENESS OF THESE STATEMENTS.

                           BROTHERS GOURMET COFFEES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        June 27,      December 27,
                                                          1997            1996
                                                      -----------     ------------
                                                      (Unaudited)
                        ASSETS
Current assets:
     Cash                                                $   --          $   --
     Trade receivables, net                                 9,118          15,717
     Receivable from the sale of discontinued
       retail operations                                    2,699           3,795
     Inventories                                           12,656          13,826
     Prepaid promotional expenses                             328             776
     Prepaid expenses and other current assets              1,470           1,225
                                                         --------        --------
                         Total current assets              26,271          35,339
Plant and equipment, net                                   15,464          14,814
Other assets:
     Excess of cost over net assets acquired, net          51,730          52,470
     Noncompete agreements, net                               598           1,197
     Noncurrent promotional expenses                        4,932           2,918
     Debt acquisition costs                                 1,570           1,689
     Other assets                                             791             778
                                                         --------        --------
                                                         $101,356        $109,205
                                                         ========        ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                $ 15,187        $  1,648
     Accounts payable                                       2,752           8,247
     Accrued expenses                                       5,580           6,498
     Accrued litigation settlement                          5,500           5,500
     Accrued losses and other costs of
       discontinued retail operations                       1,417           1,781
     Accrued restructuring costs                              133             373
                                                         --------        --------
                    Total current liabilities              30,569          24,047

Long-term debt, less current liabilities                   11,932          20,137

Minority interest                                              79              89
Stockholders' equity:
     Preferred Stock--10,000,000 shares
       authorized: $1.00 par value;
       -0- shares issued and outstanding at
       June 27, 1997 and December 27, 1996                   --              --
     Common Stock -- 15,000,000 shares authorized
       at December 27, 1996 and 25,000,000 shares
       authorized at June 27, 1997:
       $.0001 par value; 10,362,605 shares issued
       and outstanding at June 27, 1997 and
       December 27, 1996, respectively                          1               1
     Common Stock Class B -- 2,000,000 shares authorized:
        $.0001 par value; 839,332 shares issued and
        outstanding at June 27, 1997 and December 27, 1996   --              --
     Additional paid-in capital                           145,992         145,992
     Accumulated deficit in earnings                      (86,967)        (80,811)
     Treasury stock (37,500 shares, at cost)                 (250)           (250)
                                                         --------        --------
                    Total stockholders' equity             58,776          64,932
                                                         --------        --------
                                                         $101,356        $109,205
                                                         ========        ========

See accompanying notes to condensed consolidated financial statements.

                         BROTHERS GOURMET COFFEES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                        Three months       Three months      Six months       Six months
                                        Ended June 27,     Ended June 28,   Ended June 27,   Ended June 28,
                                            1997               1996             1997              1996
                                        --------------     -------------     ------------    -------------
Net sales                                 $ 15,863          $ 15,413          $ 32,671          $ 34,523
Cost of goods sold                           7,302             8,711            16,349            18,719
                                        --------------     -------------     ------------    -------------
     Gross profit                            8,561             6,702            16,322            15,804

Operating expenses:
     Distribution, selling and marketing     6,715             5,939            13,784            12,452
     Administrative                          1,416             1,376             2,741             2,937
     Amortization of intangibles               669               672             1,338             1,446
     Restructuring                              --               124                --               221
                                        --------------     -------------     ------------    -------------
Loss from operations                          (239)           (1,409)           (1,541)           (1,252)

Other expenses (income):
     Interest expense, net                     961               540             1,904             1,119
     Other (income) expense                     (4)              (13)               11               (23)
                                        --------------     -------------     ------------    -------------
Loss from continuing operations             (1,196)           (1,936)           (3,456)           (2,348)

Loss on disposal of discontinued
          retail operations                     --                --            (2,700)              --
                                        --------------     -------------     ------------    -------------
Net  loss                                  $(1,196)          $(1,936)          $(6,156)          $(2,348)
                                        --------------     -------------     ------------    -------------
                                        --------------     -------------     ------------    -------------
Loss per common share:
     Loss per common share
       from continuing operations         $  (0.11)         $ ( 0.17)          $ (0.31)          $ (0.21)
     Loss per common  share
      from  discontinued retail
      operations                                --                --             (0.24)               --
                                        --------------     -------------     ------------    -------------
Net  loss per common share                $  (0.11)         $  (0.17)          $ (0.55)          $ (0.21)
                                        --------------     -------------     ------------    -------------
                                        --------------     -------------     ------------    -------------

Weighted average common shares
      outstanding                           11,202            11,202            11,202            11,202
                                        --------------     -------------     ------------    -------------
                                        --------------     -------------     ------------    -------------



See accompanying notes to condensed consolidated financial statements.

                         BROTHERS GOURMET COFFEES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      Three months   Three months       Six months       Six months
                                                     Ended June 27,  Ended June 28,   Ended June 27,   Ended June 28,
                                                          1997            1996            1997                1996
                                                     --------------  --------------  --------------   ---------------
Cash flows from operating activities:
Net loss                                                $(1,196)       $ (1,936)       $(6,156)           $(2,348)
Adjustments to reconcile net income to cash
     provided by operating activities:
          Discontinued retail operations                     --              --           2,700                --
          Depreciation and amortization                   3,185           2,998           6,342             6,499
          Current and noncurrent promotional expenses    (1,285)          1,425          (3,784)             (869)
Changes in operating assets and liabilities:
          Current assets                                  2,769             276           7,524             4,531
          Current liabilities                            (1,113)         (3,103)         (6,740)           (1,374)
          Other noncurrent assets                             3            (107)            (23)             (213)
                                                     --------------  --------------  --------------    ---------------
Net cash provided by (used in) operating activities:
     Continuing operations                                2,363            (447)           (137)            6,226
     Discontinued retail operations                      (1,662)         (1,168)         (2,068)           (2,928)
                                                     --------------  --------------  --------------    ---------------
                                                            701          (1,615)         (2,205)            3,298
Cash flows from investing activities:
     Purchases of property, plant and equipment, net     (1,243)           (754)         (3,012)           (1,174)
     Proceeds from sale of discontinued retail
        operations                                           --             754             100             3,937
                                                     --------------  --------------  --------------    ---------------
          Net cash provided by (used in) investing
             activities                                  (1,243)             --          (2,912)            2,763

Cash flows from financing activities:
     Net borrowings and repayments under
           revolving line of credit                         954          (5,885)          5,964           (13,561)
     (Repayment of) proceeds from term loan                (375)          7,500            (750)            7,500
     Payments under capital lease                           (37)             --             (74)               --
     Debt issuance costs                                     --              --             (23)               --
                                                     --------------  --------------  --------------    ---------------
          Net cash provided by (used in) financing
            activities                                      542           1,615           5,117            (6,061)

Change in cash:                                              --              --              --                --
Cash at the beginning of the period                          --              --              --                --
                                                     --------------  --------------  --------------    ---------------
Cash at the end of the period                           $    --       $      --         $    --          $     --
                                                     --------------  --------------  --------------    ---------------
                                                     --------------  --------------  --------------    ---------------

See accompanying notes to condensed consolidated financial statements.

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 27, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)


NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q pursuant to the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X, as amended. Accordingly, they do not include all the financial statements and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months and six month periods ended June 27, 1997 are not necessarily indicative of the results that may be expected for the year ending December 26, 1997. For further information, refer to the Brothers Gourmet Coffees, Inc.'s (the "Company") consolidated financial statements and footnotes (collectively the "1996 Financial Statements") included in its Annual Report on Form 10-K for the fiscal year ended December 27, 1996 (the "1996 Form 10-K").

This Quarterly Report on Form 10-Q contains certain restated financial information regarding the Company's financial position for certain prior reporting periods. For more details concerning such restated financial information, see the Company's Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 28, 1997 (the "First Quarter 1997 Form 10-Q/A") and Note 2 below.

NOTE 2-- ACCOUNTING CHANGE

During the fiscal quarter ended June 27, 1997, the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first out (FIFO) method. The Company believes the change is preferable because (1) due to recent operating losses and demands on liquidity, users of the Company's financial statements are principally interested in understanding the Company's current financial position, and the FIFO method better illustrates that position, (2) the FIFO method provides a better matching of current costs with revenues and (3) the FIFO method is the predominant method used by the Company's competitors and peer group.

The change in method of inventory costings has been applied retroactively by restating the prior years' financial statements. The effect on the balance sheet as of December 27, 1996, was to decrease inventory and retained earnings by $98, and loss for the three-month period ended March 28, 1997 was decreased by $200. The income statements for the three-month and six-month periods ended June 28, 1996 were not affected.


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


NOTE 4--EARNINGS PER SHARE

Shares underlying options and warrants are not included in the computation for the three-months ended and six months ended June 27, 1997, and June 28, 1996, because their effect is antidilutive to the net loss per share.

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 27, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)


NOTE 5--INVENTORIES

The components of inventories consist of the following:

                                              June 27,     December 27,
                                               1997            1996
                                           -------------  -------------
Green coffee                                  $ 4,452       $ 4,844
Finished goods                                  5,937         6,900
Packaging and other supplies                    2,267         2,082
                                           -------------  -------------

                                              $12,656      $ 13,826
                                           -------------  -------------
                                           -------------  -------------

NOTE 6--DEBT FACILITIES


A summary of indebtedness outstanding under the Company's Debt Facilities (as defined below) at June 27, 1997 and December 27, 1996 is as follows:

                                               1997            1996
                                           -------------  -------------

Revolving Credit Facility(a)                  $ 9,130        $ 3,166
Term Loan Facility(b)                           6,000          6,750
Senior Subordinated Note Facility(c)           15,000         15,000
Capital lease obligations                         155            228
                                           -------------  -------------
                                               30,285         25,144
Less value ascribed to warrants                (3,166)       ( 3,359)
Less current maturities                        15,187        ( 1,648)
                                           -------------  -------------
                                              $11,932         $20,137
                                           -------------  -------------
                                           -------------  -------------

(a) The Company's revolving credit facility (the "Revolving Credit Facility"), in the maximum principal amount of $15,000 (the "Revolving Credit Facility"), bears interest (at the Company's election) at (1) the prime rate plus 1.0% (9.5% at June 27, 1997) or (2) the LIBOR rate plus 2.5% (8.2% at June 27, 1997). Interest is payable monthly in arrears. The Revolving Credit Facility is scheduled to mature on May 28, 1999. At June 27, 1997, the outstanding principal balance drawn under the Revolving Credit Facility was $9,130, and the remaining availability under the Revolving Credit Facility was $2,000.

(b) The Company's term loan facility (the "Term Loan Facility"), in the principal amount of $7,500, bears interest (at the Company's election) at (1) the prime rate plus 1.5% (10.0% at June 27, 1997) or (2) the LIBOR rate plus 3.0% (8.7% at June 27, 1997). The Term Loan Facility is payable in monthly installments of $125 of principal, plus interest, through May 2001. The Term Loan Facility is due and payable in full at the maturity of the Revolving Credit Facility, i.e., May 28, 1999.

(c) The Company's unsecured subordinated senior note facility (the "Senior Subordinated Note Facility"), in the principal amount of $15,000, bears interest at the rate of 11.25% per annum. Interest is payable quarterly. The entire principal balance of the Senior Subordinated Note Facility (plus accrued and unpaid interest) is due and payable on December 26, 2002.

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 27, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)



(a), (b) and (c)The Revolving Credit Facility and Term Loan Facility (collectively, the "Operating Facility") and the Senior Subordinated Debt Facility (which, together with the Operating Facility, are collectively referred to herein as the "Debt Facilities") contain various restrictive covenants. At March 28, 1997 and June 27, 1997, the Company was not in compliance with the cash flow-to-debt service covenants in its Debt Facilities. Such non-compliance constitutes continuing events of default (the "Covenant Defaults") under the agreements governing the Debt Facilities.

On or about May 15, 1997, Sanwa Business Credit Corporation, the Operating Facility lender ("SBCC"), and the Company executed a Forbearance Agreement, effective as of March 28, 1997. Pursuant to the Forbearance Agreement, SBCC agreed (1) to continue to permit the Company to borrow under the Revolving Credit Facility and (2) to forbear from exercising any of its remedies with respect to the Covenant Default through the earliest to occur of (a) August 15, 1997, (b) repayment in full of the obligations under the Operating Facility or
(c) the date of a default under the Forbearance Agreement. As required by the Forbearance Agreement, the Company has (X) retained a consultant to review its business plan and (Y) is providing additional financial reporting to SBCC. Absent any other defaults under the Forbearance Agreement, SBCC has agreed to extend the forbearance period through November 15, 1997, on such terms as SBCC may reasonably require, including, without limitation, an increase in the applicable interest rates. Based on the foregoing, the Company has reflected all borrowings outstanding under the Operating Facility as current liabilities on its Condensed Consolidated Balance Sheet at June 27, 1997.

The Company has asked Dilmun Financial Services, the Senior Subordinated Note Facility lender ("Dilmun"), to waive the Covenant Default under the Senior Subordinated Note Facility. Dilmun has indicated that it is willing to waive the Covenant Default provided certain conditions are met (including the possible vesting of all or a portion of the Senior Subordinated Note Warrants). Dilmun has informed the Company that it would prefer to wait and finalize the Covenant Default waiver as part of either (1) any renegotiation of the terms of the Operating Facility with SBCC or (2) in connection with the negotiation of the terms of the Company's new long-term credit facility, which is discussed below.

On June 3, 1997, the Company received (and countersigned) a letter of interest from an institutional lender for a new, long-term, operating debt facility which would replace the Operating Facility. As of the date hereof, the institutional lender and its agents and consultants are in the process of completing their due diligence review of the Company, its business and its business plan. The Company anticipates that the institutional lender will complete its due diligence review by mid-August 1997. If the results of the institutional lender's due diligence review are favorable, the Company anticipates that it will receive a binding commitment letter from the institutional lender before the end of August 1997. However, there can be no assurance (a) that the Company will receive a commitment letter on terms acceptable to it or (b) if it does receive such commitment letter, that the parties will sign and deliver definitive loan documents before the end of the forbearance period. If the Company is unable, for any reason, to obtain a new, operating debt facility in a principal amount sufficient to permit it to refinance the entire outstanding principal balance of the Operating Facility prior to the expiration of the Forbearance Agreement, the Company will be in default under its Operating Facility, and SBCC's agreement to forbear from acting on such default will have expired. In the meantime, while it waits for the institutional lender to complete its due diligence work, the Company is continuing to explore new, long-term operating facility opportunities with other institutional lenders.

NOTE 7--DISCONTINUED RETAIL OPERATIONS

In June 1995, the Company's Board of Directors (the "Board") adopted a plan (the "Disposition Plan") to dispose of all of its retail operations, consisting of the Gloria Jean's specialty retail business ("Gloria Jean's") and the Brothers Gourmet Coffee Bars (the "Coffee Bars"). Accordingly, the operating results of discontinued retail

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 27, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)


operations, including provisions for estimated losses during the phase-out period, have been segregated from continuing operations and reported as a separate line item on the statement of operations. Due to the subjective nature of estimating future operating losses and incremental costs of disposal, it is reasonably possible that these estimates may change in the future. Future changes in estimates will be included in the statement of operations in the fiscal year determined. See Note 8 -- Contingencies and Contingent Liabilities.

As of June 27, 1997, the Company's obligations under the non-cancelable operating leases for its Coffee Bars were as follows: fiscal year 1997- $281; fiscal year 1998 - $570; fiscal year 1999 - $583; fiscal year 2000 - $601; fiscal year 2001 - $610 ; and thereafter -$2,471. The Company is negotiating to terminate its obligations under all of the remaining leases and estimates that the total costs relating to the assignment and termination of these leases will be approximately $250. This incremental cost has been included in the estimated loss on disposal. The Company remains as a guarantor on twenty (20) leases sold and assigned to third parties.

NOTE 8--CONTINGENCIES AND CONTINGENT LIABILITIES

In November 1995, the Company sold Gloria Jean's to The Second Cup, Ltd. ("Second Cup") for an aggregate purchase price of $30,000. To date, the Company has received $28,191 of the purchase price. The remaining $1,809 of the purchase price is subject to holdback and escrow arrangements (the "Escrow") to secure the Company's post-closing obligations under the purchase agreement with Second Cup. Second Cup has advised the Company that it intends to assert claims against the remainder of the funds held in the escrow. These claims consist of costs, expenses and other amounts incurred with respect to (1) franchisee disputes, (2) inventory, packaging and fixed asset claims, (3) lease termination and buyout costs and (4) other miscellaneous costs and expenses. The total amount of these claims is approximately $1,000. After completing a detailed review of these claims, the Company has set up a reserve of $600 to cover these claims.

During fiscal year 1996, the Company sold or closed its remaining Coffee Bars located in Colorado, Texas, Washington, D.C., New York and Illinois (including the assignment of leases on 5 Coffee Bar sites which were never built out) for $2,660 (subject to certain holdbacks to secure the performance by the Company of certain of its post-closing obligations). The Company is currently negotiating to sell two of its Coffee Bars located in New York City.

NOTE 9--INCOME TAXES

The Company historically has experienced net operating losses and has established valuation allowances to offset net deferred tax assets. Accordingly, the Company has had no provision for income taxes for the three months and six months ended June 27, 1997 and June 28, 1996, and expects this trend to continue for the remainder of fiscal year 1997.

NOTE 10--LITIGATION

For background information concerning the litigation matters discussed below, please see the Company's (1) 1996 Form 10-K and (2) the First Quarter 1997 Form 10-Q/A.

(1)   SHAREHOLDER CLASS ACTION AND SHAREHOLDER DERIVATIVE ACTION
(COLLECTIVELY, THE "SHAREHOLDER ACTIONS"). As discussed in the First Quarter Form 10-Q, the Company agreed to distribute, 1,848,118 shares of its Common

                               BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 27, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)


Stock to the plaintiff class. The case is still in the share allocation phase. The Company expects to complete this phase, to distribute the settlement shares to the plaintiff class and for the Shareholder Actions to be resolved during the third quarter of fiscal year 1997.

(2) KONA COFFEE CLASS ACTION. In June 1997, the court (a) granted the defendants' motion to dismiss the Kona Coffee Class Action on the grounds that the plaintiffs failed to state a claim or claims with the required specificity and (b) granted the plaintiffs' motion for an additional 60 days to refile their claims. The hearing on class certification is scheduled for October 1997. The Company has submitted a claim to its insurers seeking coverage for advertising injury. The insurers have denied coverage. The Company is continuing to negotiate this matter with the insurers.

(3) PARKER/FRANKLIN MILLS FRANCHISE ARBITRATION. This matter went before an arbitration panel in May 1997. A decision is expected from the arbitration panel in September 1997.

(4) PATEL/HILLTOP FRANCHISE ARBITRATION. The plaintiff has filed an arbitration claim against the Company and Gloria Jean's seeking to rescind a franchise agreement for the Hilltop franchise, located in Richmond, California. The Company has received the notice of arbitration and counsel is preparing an answer.

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


THREE MONTHS ENDED JUNE 27, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 28,
1996

     NET SALES. Net sales increased $.5 million to $15.9 million, or 3%, in the second quarter of fiscal year 1997 as compared to the second quarter of fiscal year 1996. The increase was principally due to a 1% increase in pound volume sales and a 2% increase in sales prices. The improvement in sales prices resulted principally from an increase in wholesale prices announced by the Company during the second quarter of fiscal year 1997. The Company announced a second wholesale price increase in July 1997.

     GROSS PROFIT. Gross profit increased $1.9 million to $8.6 million, or 27.7%, during the second quarter of fiscal year 1997 as compared to the second quarter of fiscal year 1996. The increase was due principally to a reduction in cost of goods sold as a result of (a) green coffee inventory sales of $1.3 million, (b) $.2 million in incremental sales growth and (c) $.3 million from material and direct labor savings. Gross profit margin improved as a percentage of net sales from 43.5% in the second quarter of fiscal year 1996 to 54% in the second quarter of fiscal year 1997.

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 27, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)



     DISTRIBUTION, SELLING AND MARKETING EXPENSES. Distribution, selling and marketing expenses increased $.8 million to $6.7 million, or 13.1%, in the second quarter of fiscal year 1997 as compared to the second quarter of fiscal year 1996. The increase was due principally to (a) increased advertising expenses of $.4 million and (b) increased customer expenses of $.4 million associated with incremental customer rebate and advertising allowance costs. Due to these same factors, distribution, selling and marketing expenses as a percentage of sales increased from 38.5% in the second quarter of fiscal year 1996 to 42.3% in second quarter of fiscal year 1997.

     INTEREST EXPENSE. Interest expense increased $.4 million to $1.0 million, or 78%, in the second quarter of fiscal year 1997 as compared to the second quarter of fiscal year 1996. The increase was principally due to higher outstanding borrowings and higher effective interest rates.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations was $1.2 million in the second quarter of fiscal year 1997 as compared to a loss of $1.9 million in the second quarter of fiscal year 1996. The $.7 million decrease in loss from continuing operations during the second quarter of fiscal year 1997 was principally due to a $1.9 million increase in gross profit, partially offset by (a) an increase of $.8 in distribution, selling and marketing expenses and (b) an increase of $.4 million in interest expense.

     NET LOSS. Due to the above factors, net loss decreased $.7 million to $1.2 million during the second quarter of fiscal year 1997 as compared to the second quarter of fiscal year 1996.


SIX MONTHS ENDED JUNE 27, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 28, 1996

     NET SALES. Net sales decreased $1.9 million to $32.7 million, or 5.4%, during the first six months of fiscal year 1997 as compared to the first six months of fiscal year 1996. The decrease consisted of a decrease in net sales of $2.4 million in the first quarter of fiscal year 1997, offset by an increase in net sales of $.5 million during the second quarter of fiscal year 1997. The decrease in the first quarter of fiscal year 1997 was principally due to (a) a $1.2 million decline in pound volume due to a loss of certain customers and (b) a $1.1 million (.31 per pound) decline in sales prices. During the second quarter of fiscal year 1997, the Company's pound volume increased by 1% over second quarter fiscal year 1996 levels and sales prices increased by 2% over second quarter fiscal year 1996 levels. In response to higher green coffee prices, the Company announced wholesale price increases in April 1997 and July 1997.

     GROSS PROFIT. Gross profit increased $.5 million to $16.3 million, or 3.3%, in the first six months of fiscal year 1997 as compared to the first six months of fiscal year 1996. A $1.4 million reduction in cost of goods for green coffee sales, a $.5 million reduction in direct labor costs and a $.4 million reduction in material costs offset a $1.8 million decrease from lower sales and higher green coffee costs.

     DISTRIBUTION, SELLING AND MARKETING EXPENSES. Distribution, selling and marketing expenses increased $1.3 million to $13.8 million, or 10.7%, in the first six months of fiscal year 1997 as compared to the first six months of fiscal year 1996. Customer expenses increased $.3 million principally in the area of rebates and advertising allowances for new customer agreements. Direct store distribution ("DSD") costs increased $.5 million as a result of the increase in DSD routes from 46 to 64 (39%) during the fourth quarter of fiscal year 1996. Marketing increased by $.5 million due to (a) a national coupon drop, (b) an increase in point of purchase advertising materials for customer displays and (c) the roll-out of the new gourmet gift line. Distribution, selling and marketing expenses as a percentage of sales increased from 36% in the first six months of fiscal year 1996 to 42.2% in the first six months of fiscal year 1997.

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 27, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)


     ADMINISTRATIVE EXPENSES. Administrative expenses decreased $.2 million to $2.7 million, or 7.8%, during the first six months of fiscal year 1997 as compared to the first six months of fiscal year 1996. This was due principally to a decrease of $.2 million of administrative costs associated with plant consolidations.

     INTEREST EXPENSE. Interest expense, including debt acquisition costs, increased by $.8 million to $1.9 million, or 70%, in the first six months of fiscal year 1997 as compared to the first six months of fiscal year 1996. The increase was principally due to higher outstanding borrowings and higher effective interest rates.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations was $3.5 million in the first six months of fiscal year 1997 as compared to $2.3 million for the first six months of fiscal year 1996 due to higher distribution, selling and marketing expenses and interest expense, more than offsetting the increased gross profit and decreased administrative expenses.

     LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations increased by $2.7 million in the first six months of fiscal year 1997 as compared to the first six months of fiscal year 1996. The Company settled the Gloria Jean's Franchise Litigation during the first six months of fiscal year 1997 by agreeing to pay $2.2 million in cash and stock to the plaintiffs, resulting in a charge to earnings of $1.4 million. The Company accrued an additional $1.3 million during the first six months of fiscal year 1997 for remaining obligations associated with discontinued operations.

     NET LOSS. Due to the above factors, net loss increased by $3.8 million to $6.2 million in the first six months of fiscal year 1997 as compared to the first six months of fiscal year 1996. The increased loss consisted of
(a) a $2.7 million loss from discontinued operations and (b) a $1.1 million loss from continuing operations.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash (used in) provided by operating activities for the six months ended June 27, 1997 and June 28, 1996, was ($2.2) million and $3.3 million, respectively. The $7.5 million reduction of current assets, principally accounts receivable, partially offset the $6.7 million reduction in current liabilities and $3.8 of promotional expense payments. In addition, the Company made $3.0 million of capital expenditures, consisting of $1.8 million for customer display equipment and $1.2 million for plant and computer equipment. The Company funded net cash used in operating activities and capital expenditures with $5.1 million of borrowings under its Revolving Credit Facility.

     Management expects that capital expenditures for the remainder of fiscal year 1997 (primarily associated with the acquisition of customer display and plant equipment) will not exceed $2.5 million. Management expects to fund these expenditures with cash from operations and borrowings under its Revolving Credit Facility to the extent required. At June 27, 1997, the outstanding principal balance drawn under the Revolving Credit Facility was $9.1 million and the remaining availability under the Revolving Credit Facility was $2.0 million. At June 27, 1997, the Term Loan Facility and Senior Subordinated Debt Facility were fully drawn.

     The Revolving Credit Facility and Term Loan Facility (collectively, the "Operating Facility") and the Senior Subordinated Debt Facility (which, together with the Operating Facility, are collectively referred to herein as the "Debt Facilities") contain various restrictive covenants. At June 27, 1997, the Company was not in compliance with the cash flow-to-debt service covenants in its Debt Facilities. Such non-compliance constitutes continuing events of default (the "Covenant Defaults") under the agreements governing the Debt Facilities.

     On or about May 15, 1997, Sanwa Business Credit Corporation, the Operating Facility lender ("SBCC"), and the Company executed a Forbearance Agreement, effective as of March 28, 1997. Pursuant to the Forbearance

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 27, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)

Agreement, SBCC agreed (1) to continue to permit the Company to borrow under the Revolving Credit Facility and (2) to forbear from exercising any of its remedies with respect to the Covenant Default through the earliest to occur of (a) August 15, 1997, (b) repayment in full of the obligations under the Operating Facility or (c) the date of a default under the Forbearance Agreement. As required by the Forbearance Agreement, the Company has (X) retained a consultant to review its business plan and (Y) is providing additional financial reporting to SBCC. Absent any other defaults under the Forbearance Agreement, SBCC has agreed to extend the forbearance period through November 15, 1997, on such terms as SBCC may reasonably require, including, without limitation, an increase in the applicable interest rates. Based on the foregoing, the Company has reflected all borrowings outstanding under the Operating Facility as current liabilities on its Condensed Consolidated Balance Sheet at June 27, 1997.

The Company has asked Dilmun Financial Services, the Senior Subordinated Note Facility lender ("Dilmun"), for a waiver of the Covenant Default under the Senior Subordinated Note Facility. Dilmun has indicated that it is willing to waive such Covenant Default provided certain conditions are met (including the possible vesting of all or a portion of the Senior Subordinated Note Warrants). Dilmun has informed the Company that it would prefer to wait and finalize the Covenant Default waiver as part of either (1) any renegotiation of the terms of the Operating Facility with SBCC or (2) in connection with the negotiation of the terms of the Company's new long-term credit facility, which is discussed below.

On June 3, 1997, the Company received (and countersigned) a letter of interest from an institutional lender for a new, long-term, operating debt facility which would replace the Operating Facility. As of the date hereof, the institutional lender and its agents and consultants are in the process of completing their due diligence review of the Company, its business and its business plan. The Company anticipates that the institutional lender will complete its due diligence review by mid-August 1997. If the results of the institutional lender's due diligence review are favorable, the Company anticipates that it will receive a binding commitment letter from the institutional lender before the end of August 1997. However, there can be no assurance (a) that the Company will receive a commitment letter on terms acceptable to it or (b) if it does receive such commitment letter, that the parties will sign and deliver definitive loan documents before the end of the forbearance period. If the Company is unable, for any reason, to obtain a new, operating debt facility in a principal amount sufficient to permit it to refinance the entire outstanding principal balance of the Operating Facility prior to the expiration of the Forbearance Agreement, the Company will be in default under its Operating Facility and SBCC's agreement to forbear from acting on such default will have expired. In the meantime, while it waits for the institutional lender to complete its due diligence work, the Company is continuing to explore new, long-term operating facility opportunities with other institutional lenders.

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

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 27, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)


to predict whether the ACPC will be successful in achieving its goals; however, the supplies of green coffees held by consumers (roasters and buyers) are currently at historical low levels.

     The low levels of supplies, labor unrest in Colombia and reported poor coffee crops in key Arabica growing countries resulted in an increase in green coffee prices from $1.14 per pound in December 1996 to in excess of $3.00 per pound in April 1997. In response to these increases, the Company announced wholesale price increases on all of its products of approximately $0.50 per pound, effective April 15, 1997, and $.30 per pound effective July 15, 1997. Green coffee prices have recently dropped back below $2.00 per pound. The Company will attempt to maintain its per pound gross profit by increasing sales prices when and as necessary to help keep pace with increases in green coffee prices. There is no assurance that the Company will be able to pass such price increases through to the customer. In the past, substantial price increases have met with varying degrees of customer resistance. Increases in sales prices may result in decreases in sales volume.

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

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 27, 1997
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See the discussion of pending litigation in Note 10 - Litigation to the Notes to Condensed Consolidated Financial Statements at June 27, 1997.

     The Company is also involved in other routine legal proceedings incidental to the conduct of its business. Management believes that none of these routine legal proceedings will have a material adverse effect on the financial condition or operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

     See Part II, Item 4., below.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     See Part I, Item 2. above and Note 6 - Debt Facilities to the Notes to Condensed Consolidated Financial Statements at June 27, 1997 for a detailed description of the pending Covenant Defaults, the Forbearance Agreement with SBCC and the ongoing waiver discussions with Dilmun.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In May 1997, at the annual meeting of stockholders of the Company, the stockholders approved an amendment to the Restated Certificate of Incorporation of the Company to increase the authorized number of shares of Common Stock, par value $.0001 per share of the Company from 15,000,000 to 25,000,000.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS.

Exhibit No.                    Description of Document
-----------                    -----------------------

    3.1 (1)     Restated Certificate of Incorporation

    3.2 (2)     Certificate of Amendment to Restated Certificate of
                Incorporation

    3.3 (3)     Restated bylaws

     18 (2)     Letter from Ernst and Young Regarding Change of Accounting
                Method

   27.1 (2)     Financial Data Schedule

---------------
(1) Filed with the Company's Registration Statement, No. 33-70236, filed with the Securities and Exchange Commission ("SEC") and incorporated herein by reference thereto

(2)  Filed herewith

(3) Filed with the Company's Current Report on Form 8-K filed with the SEC on March 2, 1995 and incorporated herein by reference thereto

     (B)  REPORTS ON FORM 8-K.

          None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BROTHERS GOURMET COFFEES, INC.



Dated:                                  By: /s/ Barry Bilmes
                                           ---------------------------
                                            Barry Bilmes
                                            Vice President Finance
                                            and Administration

                                        Signing on behalf of the registrant
                                        and as principal financial officer of
                                        the registrant

                                EXHIBIT INDEX

Exhibit No.                    Description of Document
-----------                    -----------------------

    3.1 (1)     Restated Certificate of Incorporation

    3.2 (2)     Certificate of Amendment to Restated Certificate of
                Incorporation

    3.3 (3)     Restated bylaws

   18   (2)     Letter from Ernst and Young Regarding Change of Accounting
                Method

   27.1 (2)     Financial Data Schedule

---------------
(1) Filed with the Company's Registration Statement, No. 33-70236, filed with the Securities and Exchange Commission ("SEC") and incorporated herein by reference thereto

(2)  Filed herewith

(3) Filed with the Company's Current Report on Form 8-K filed with the SEC on March 2, 1995 and incorporated herein by reference thereto