Form 10-Q
period 1997-09-26
BROTHERS GOURMET COFFEES INC
filed 1997-11-10
CIK 913344

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C., 20549


                                      FORM 10-Q

     (Mark One)
     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 26, 1997

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

Yes [X]          No [  ]

As of September 26, 1997 the Registrant had outstanding (1)10,824,634 shares of Common Stock, par value $.0001 per share, and (2) 839,332 shares of Class B Common Stock, par value $.0001 per share.

                            BROTHERS GOURMET COFFEES, INC.


                                        INDEX


PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

    Item 1.   Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets--September 26, 1997 and
              December 27, 1996.............................................   1

              Condensed Consolidated Statements of Operations--Three months and nine months ended September 26, 1997 and
              September 27, 1996............................................   2

              Condensed Consolidated Statements of Cash Flows--Three months and nine months ended September 26, 1997 and
              September 27, 1996............................................   3

              Notes to Condensed Consolidated Financial Statements--
              September 26, 1997............................................   4

    Item 2.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................   8


PART II - OTHER INFORMATION
---------------------------

    Item 1.   Legal Proceedings.............................................  11

    Item 2.   Changes in Securities.........................................  11

    Item 3.   Defaults Upon Senior Securities...............................  11

    Item 4.   Submission of Matters to a Vote of Security Holders...........  11

    Item 5.   Other Information.............................................  11

    Item 6.   Exhibits and Reports on Form 8-K..............................  12

SIGNATURES..................................................................  13

                      BROTHERS GOURMET COFFEES, INC.


               SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS


CERTAIN STATEMENTS UNDER THE CAPTION "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS FORM 10-Q (AND ANY DOCUMENTS INCORPORATED HEREIN BY REFERENCE) CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 (THE "1933 ACT") AND SECTION 21E OF THE SECURITIES AND EXCHANGE ACT OF 1934 (THE "1934 ACT"). THESE STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THESE STATEMENTS ARE TYPICALLY IDENTIFIED BY THEIR INCLUSION OF PHRASES SUCH AS "THE COMPANY ANTICIPATES,""MANAGEMENT BELIEVES" AND OTHER PHRASES OF SIMILAR MEANING. SUCH FACTORS INCLUDE, AMONG OTHERS, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS; INDUSTRY AND INDUSTRY SEGMENT CONDITIONS AND DIRECTIONS; WEATHER; COFFEE CROP AND GREEN COFFEE PRICE FLUCTUATIONS; FOREIGN LABOR PROBLEMS; FOREIGN COFFEE DELIVERY DIFFICULTIES; PRODUCTION COSTS; COMPETITIVE PRESSURES; THE COMPANY'S OWN FINANCING CONTINGENCIES AND RESTRICTIONS; MANAGEMENT LIMITATIONS; THE ABILITY AND WILLINGNESS OF PURCHASERS TO COMPLETE ACQUISITIONS OF THE COMPANY'S RETAIL COFFEE BARS AND THE GLORIA JEAN'S STORES; THE COMPANY'S ABILITY TO RESOLVE POST-CLOSING DIFFERENCES WITH THE PURCHASERS OF CERTAIN COMPONENTS OF THE COMPANY'S DISCONTINUED RETAIL OPERATIONS; LEGISLATION AND REGULATIONS; RESOLUTION OF PENDING LITIGATION IN WHICH THE COMPANY IS A DEFENDANT; THE ABILITY OF THE COMPANY TO CLOSE CONTRACTS WITH NEW ACCOUNTS AND TO RENEW EXISTING ACCOUNTS AS SUCH ACCOUNTS COME UP FOR RENEWAL; CHANGES IN CONSUMER TASTES AND PREFERENCES; THE SUCCESS OR LACK THEREOF OF THE COMPANY'S NEW PRODUCTS, DISPLAY MODELS AND CAN LINES; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q.
 AS A RESULT OF THE FOREGOING AND OTHER FACTORS, NO ASSURANCE CAN BE GIVEN AS TO FUTURE RESULTS, LEVELS OF ACTIVITY AND/OR ACHIEVEMENTS, AND NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY OR COMPLETENESS OF THESE STATEMENTS.

                        BROTHERS GOURMET COFFEES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                     September 26,    December  27,
                                                         1997             1996
                                                     -------------    -------------
                                                      (Unaudited)
                         ASSETS

Current assets:
    Cash                                              $      --        $      --
    Trade receivables, net                                9,945           15,717
    Receivable from the sale of discontinued
      retail operations                                   2,348            3,795
    Inventories                                          13,431           13,826
    Prepaid promotional expenses                          1,122              776
    Prepaid expenses and other current assets             1,706            1,225
                                                      ---------        ---------
                   Total current assets                  28,552           35,339
Plant and equipment, net                                 15,950           14,814
Other assets:
    Excess of cost over net assets acquired, net         51,361           52,470
    Noncompete agreements, net                              299            1,197
    Noncurrent promotional expenses                       4,271            2,918
    Debt acquisition costs                                1,497            1,689
    Other assets                                            860              778
                                                      ---------        ---------
                                                      $ 102,790        $ 109,205
                                                      ---------        ---------
                                                      ---------        ---------
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of long-term debt              $  15,741        $   1,648
    Accounts payable                                      3,875            8,247
    Accrued expenses                                      7,283            6,498
    Accrued litigation settlement                         4,125            5,500
    Accrued losses and other costs of
      discontinued retail operations                      1,315            1,781
    Accrued restructuring costs                              62              373
                                                      ---------        ---------
                   Total current liabilities             32,401           24,047

Long-term debt, less current liabilities                 12,038           20,137

Minority interest                                           116               89
Stockholders' equity:
    Preferred Stock--10,000,000 shares
      authorized:  $1.00 par value;
      -0- shares issued and outstanding at
      September 26, 1997 and December 27, 1996               --               --
    Common Stock-- 25,000,000 shares authorized at
      September 26, 1997 and 15,000,000 shares
      authorized at December 27, 1996 $.0001 par
      value; 10,824,634 and 10,362,605 issued
      and outstanding at September 26, 1997 and
      December 27, 1996, respectively                         1                1

    Common Stock Class B--2,000,000 shares authorized:
      $.0001 par value; 839,332 shares issued and
      outstanding at September 26, 1997 and
      December 27, 1996                                      --               --
    Additional paid-in capital                          147,367          145,992
    Accumulated deficit in earnings                     (88,883)         (80,811)
    Treasury stock (37,500 shares, at cost)                (250)            (250)
                                                      ---------        ---------
                   Total stockholders' equity            58,235           64,932
                                                      ---------        ---------
                                                      $ 102,790        $ 109,205
                                                      ---------        ---------
                                                      ---------        ---------

See accompanying notes to condensed consolidated financial statements.

                          BROTHERS GOURMET COFFEES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                               Three months     Three months       Nine months       Nine months
                                              September 26,     September 27,     September 26,     September 27,
                                                   1997             1996              1997              1996
                                              -------------     -------------     -------------     -------------
Net sales                                        $17,126          $16,721           $49,797           $51,244
Cost of goods sold                                 8,780            9,463            25,129            28,182
                                                 -------          -------           -------           -------
    Gross profit                                   8,346            7,258            24,668            23,062

Operating expenses:
    Distribution, selling and marketing            7,117            6,255            20,901            18,707
    Administrative                                 1,398            1,397             4,139             4,334
    Amortization of intangibles                      669              669             2,007             2,115
    Restructuring                                     --               42                --               263
                                                 -------          -------           -------           -------
Loss from operations                                (838)          (1,105)           (2,379)           (2,357)

Other expenses (income):
    Litigation settlement expense                     --            5,500                --             5,500
    Interest expense, net                          1,028              402             2,932             1,521
    Other (income) expense                            50               15                61                (8)
                                                 -------          -------           -------           -------
Loss from continuing operations                   (1,916)          (7,022)           (5,372)           (9,370)

Loss on disposal of discontinued
    retail operations                                 --               --            (2,700)               --
                                                 -------          -------           -------           -------
Net loss                                         $(1,916)         $(7,022)          $(8,072)          $(9,370)
                                                 -------          -------           -------           -------
                                                 -------          -------           -------           -------

Loss per common share:
    Loss per common share
      from continuing operations                 $ (0.16)         $ (0.63)          $ (0.47)          $ (0.84)

    Loss per common  share
      from  discontinued retail                       --               --             (0.24)               --
                                                 -------          -------           -------           -------
Net loss per common share                        $ (0.16)         $ (0.63)          $ (0.71)          $ (0.84)
                                                 -------          -------           -------           -------
                                                 -------          -------           -------           -------

Weighted average common shares
    outstanding                                   11,634           11,202            11,346            11,202
                                                 -------          -------           -------           -------
                                                 -------          -------           -------           -------

See accompanying notes to condensed consolidated financial statements.

                         BROTHERS GOURMET COFFEES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

                                                    Three months      Three months       Nine months       Nine months
                                                    September 26,     September 27,     September 26,     September 27,
                                                        1997              1996              1997              1996
                                                    ------------      ------------      ------------      ------------
Cash flows from operating activities:
Net loss                                              $(1,916)          $(7,022)          $(8,072)         $ (9,370)
Adjustments to reconcile net income to cash
  provided by operating activities:
    Loss from litigation settlement expense                --             5,500                --             5,500
    Discontinued retail operations                         --                --             2,700                --
    Depreciation and amortization                       3,286             2,960             9,628             9,459
    Current and noncurrent promotional expenses        (1,371)           (1,360)           (5,155)           (2,229)
Changes in operating assets and liabilities:
    Current assets                                     (1,838)           (5,668)            5,686            (1,137)
    Current liabilities                                 2,741               666            (3,999)             (708)
    Other noncurrent assets                               (32)               18               (55)             (195)
                                                      -------           -------           -------          --------
Net cash provided by (used in) operating
  activities:
    Continuing operations                                 870            (4,906)              733             1,320
    Discontinued retail operations                        (63)             (601)           (2,131)           (3,529)
                                                      -------           -------           -------          --------
                                                          807            (5,507)           (1,398)           (2,209)
Cash flows from investing activities:
    Purchases of  plant and equipment, net             (1,685)             (805)           (4,697)           (1,979)
    Proceeds from sale of discontinued
      retail operations                                   312               540               412             4,477
                                                      -------           -------           -------          --------
    Net cash (used in) provided by
      investing activities                             (1,373)             (265)           (4,285)            2,498

Cash flows from financing activities:
    Net borrowings and repayments under
      revolving line of credit                            902             3,147             6,866           (10,414)
    (Repayment of) proceeds from term loan               (375)             (375)           (1,125)            7,125
    Net borrowings and repayments under
      capital lease                                        39                --               (35)               --
    Proceeds from short term note payable                  --             3,000                --             3,000
    Debt issuance costs                                    --                --               (23)               --
                                                      -------           -------           -------          --------
    Net cash provided by (used in)
      financing activities                                566             5,772             5,683              (289)

Change in cash:                                            --                --                --                --
Cash at the beginning of the period                        --                --                --                --
                                                      -------           -------           -------          --------
Cash at the end of the period                         $    --           $    --           $    --          $     --
                                                      -------           -------           -------          --------
                                                      -------           -------           -------          --------

See accompanying notes to condensed consolidated financial statements.

                            BROTHERS GOURMET COFFEES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 26, 1997
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                     (UNAUDITED)


NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q pursuant to the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X, as amended. Accordingly, they do not include all the financial statements and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 26, 1997 are not necessarily indicative of the results that may be expected for the year ending December 26, 1997. For further information, refer to the Brothers Gourmet Coffees, Inc.'s (the "Company") consolidated financial statements and footnotes (collectively the "1996 Financial Statements") included in its Annual Report on Form 10-K for the fiscal year ended December 27, 1996 (the "1996 Form 10-K").

This Quarterly Report on Form 10-Q contains certain restated financial information regarding the Company's financial position for certain prior reporting periods. For more details concerning such restated financial information, see the Company's Quarterly Reports on Form 10-Q/A for the fiscal quarter ended March 28, 1997 (the "First Quarter 1997 Form 10-Q") and the fiscal quarter ended June 27, 1997 (the "Second Quarter 1997 Form 10-Q") , and Note 2 below.

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

The change in method of inventory costing has been applied retroactively by restating the prior years' financial statements. The effect on the balance sheet as of December 27, 1996, was to decrease (1) inventory and retained earnings by $98 and (2) net loss for the three-month period ended March 28, 1997 by $200. Net loss for the nine- months ended September 27, 1996 increased by $400.

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

NOTE 4--EARNINGS PER SHARE

Shares underlying options and warrants are not included in the computation for the three-months ended and nine- months ended September 26, 1997, and September 27, 1996, because their effect is antidilutive to the net loss per share.

                            BROTHERS GOURMET COFFEES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 26, 1997
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                     (UNAUDITED)


NOTE 5--INVENTORIES

The components of inventories consist of the following:

                                            September 26,     December 27,
                                                1997              1996
                                                ----              ----
Green coffee                                   $ 5,147          $ 4,844
Finished goods                                   6,510            6,900
Packaging and other supplies                     1,774            2,082
                                               -------          -------
                                               $13,431          $13,826
                                               -------          -------
                                               -------          -------

NOTE 6--DEBT FACILITIES

A summary of indebtedness outstanding under the Company's Debt Facilities (as defined below) is as follows:

                                             September 26,    December 27,
                                                 1997             1996
                                                 ----             ----
Revolving Credit Facility(a)                  $ 10,032          $ 3,166
Term Loan Facility(b)                            5,625            6,750
Senior Subordinated Note Facility(c)            15,000           15,000
Capital lease obligations                          199              228
                                              --------          -------
                                                30,856           25,144
Less value ascribed to warrants                 (3,077)          (3,359)
Less current maturities                        (15,741)          (1,648)
                                              --------          -------
                                              $ 12,038          $20,137
                                              --------          -------
                                              --------          -------

(a) The Company's revolving credit facility (the "Revolving Credit Facility"), in the maximum principal amount of $15,000, currently bears interest at the default rate, i.e., the prime rate plus 3.0% (11.5% at September 26, 1997), payable monthly in arrears. The Revolving Credit Facility is scheduled to mature on May 28, 1999. At September 26, 1997, the outstanding principal balance drawn under the Revolving Credit Facility was $10,032, and the remaining availability was $1,200.

(b) The Company's term loan facility (the "Term Loan Facility"), in the principal amount of $7,500, bears interest at the default rate, i.e., the prime rate plus 3.5% (12.0% at September 26, 1997), payable in monthly installments of $125 of principal, plus interest, through May 2001. The Term Loan Facility is due and payable in full at the maturity of the Revolving Credit Facility.

(c) The Company's unsecured subordinated senior note facility (the "Senior Subordinated Note Facility"), in the principal amount of $15,000, bears interest at the rate of 11.25% per annum, payable quarterly. The entire principal balance of the Senior Subordinated Note Facility (plus accrued and unpaid interest) is due and payable on December 26, 2002.

(a), (b) and (c) The Revolving Credit Facility and Term Loan Facility (collectively, the "Operating Facility) and the Senior Subordinated Note Facility (which, together with the Operating Facility, is collectively referred to herein as the "Debt Facilities") contain various restrictive covenants. At September 26, 1997, the Company was not in compliance with the cash flow-to-debt service covenants in its Debt Facilities. Such non-compliance constitutes continuing events of default (the "Covenant Defaults") under the Debt Facilities documents. As discussed below, SBCC (as defined below) has agreed to forebear from acting on the Covenant Defaults through November 28, 1997. Pursuant to the terms of the Subordination Agreement (as defined below), management believes that Dilmun does not have the right to accelerate repayment of the Senior Subordinated Note Facility (as defined below) solely because of the Covenant Defaults and, accordingly, the Company has continued to classify the outstanding borrowings as long-term.

                            BROTHERS GOURMET COFFEES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 26, 1997
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                     (UNAUDITED)


Sanwa Business Credit Corporation, the Operating Facility lender ("SBCC"), and the Company are parties to a Forbearance Agreement. Pursuant to the Forbearance Agreement (as amended), SBCC has agreed (1) to continue to permit the Company to borrow under the Revolving Credit Facility and (2) to forbear from exercising any of its remedies with respect to the Covenant Default through the earliest to occur of (a) November 28, 1997, (b) repayment in full of the obligations under the Operating Facility or (c) the date of a default under the Forbearance Agreement (the "Extension Period"). Based on the foregoing, the Company has reflected all borrowings outstanding under the Operating Facility as a current liability on its Condensed Consolidated Balance Sheet at September 26, 1997.

The Company has asked Dilmun Financial Services, the Senior Subordinated Note Facility lender ("Dilmun"), to waive the Covenant Default under the Senior Subordinated Note Facility, for certain amendments to the Senior Subordinated Note Facility documents to conform such documents to the New Senior Facility (as defined below) documents and for certain amendments to the subordination agreement between Dilmun and SBCC to reflect the terms of the New Senior Facility (as defined below). Dilmun has indicated that it is willing to provide such waivers and amendments, as requested, provided certain conditions are met. The parties are in negotiations to finalize the terms of of such waivers and amendments. While the Company anticipates that it will obtain the necessary waivers and amendments from Dilmun, there can be no assurance that this will occur. If the Company cannot obtain such waivers and amendments, the Company may not be able to close the New Senior Facility (or another financing alternative) prior to the expiration of the Extension Period on November 28, 1997.

In September 1997, the Company received a commitment letter for a new $26 million revolving credit and term loan facility from an institutional lender (the "New Senior Facility"). The commitment letter terminates on November 28, 1997. The Company is working diligently to close the New Senior Facility and refinance the Operating Facility in full before the termination of the commitment letter and the Extension Period. At the same time, the Company is exploring other financing alternatives. While the Company believes that it will close the New Senior Facility or another financing alternative on or before November 28, 1997, there can be no assurance that this will in fact occur. If the Company is unable, for any reason, to obtain a new senior debt facility in a principal amount sufficient to permit it to refinance the entire outstanding principal balance of the Operating Facility on or before November 28, 1997, the Company will be in default under the Operating Facility, and SBCC's agreement to forbear from acting on such default will expire.

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

As of September 26, 1997, the Company's obligations under the non-cancelable operating leases for its Coffee Bars were as follows: fiscal year 1997- $140; fiscal year 1998 - $570; fiscal year 1999 - $583; fiscal year 2000 - $601; fiscal year 2001 - $610 ; and thereafter -$2,471. The Company is negotiating to terminate its obligations under all of the remaining leases and estimates that the total costs relating to the assignment and termination of these leases will be approximately $250. This incremental cost has been included in the estimated loss on disposal. The Company remains as a guarantor on twenty (20) leases sold and/or assigned to third parties. The remaining rents on these 20 leases are approximately $6,600.

NOTE 8--CONTINGENCIES AND CONTINGENT LIABILITIES

In November 1995, the Company sold Gloria Jean's to The Second Cup, Ltd. ("Second Cup") for an aggregate purchase price of $30,000. To date, the Company has received $28,407 of the purchase price. The remaining $1,593 of the purchase price is subject to holdback and escrow arrangements (the "Escrow") to secure the Company's post-closing obligations under the purchase agreement with Second Cup. The period for Second Cup to assert claims against the Company's expired on September 30, 1997. Prior to that date, Second Cup has asserted warranty claims against the Company totaling approximately $1,000. These claims principally consist of costs and expenses and other amounts

                            BROTHERS GOURMET COFFEES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 26, 1997
                         (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                     (UNAUDITED)


incurred with respect to (a) franchisee disputes, threatened disputes and related legal fees , (b) inventory packaging and fixed asset claims, (c) lease termination and buyout costs, (e) consultant costs, (f) advertising fund deficiencies, (g) income tax deficiencies and (h) other miscellaneous costs and expenses. The Company has accepted a total of $130,000 (net) of these claims. The Company is in negotiations with Second Cup regarding the remaining claims. Claims that cannot be settled will be submitted to arbitration or litigation. The Company intends to vigorously defend the claims that it has rejected and to negotiate in good faith the claims that are subject to dispute. Based on its own detailed review of the claims, the Company has set up a reserve of $600 to cover these claims. While the Company believes that this reserve is reasonable under all of the facts and circumstances known to it at this time, there can be no assurance that the aggregate amount of such claims will not exceed the reserve.

During fiscal year 1996, the Company sold or closed its remaining Coffee Bars located in Colorado, Texas, Washington, D.C., New York and Illinois (including the assignment of leases on 5 Coffee Bar sites which were never built out) for $2,660 (subject to certain holdbacks to secure the performance by the Company of certain of its post-closing obligations). The Company is currently negotiating to sell its two remaining Coffee Bars located in New York City.

NOTE 9--INCOME TAXES

The Company historically has experienced net operating losses and has established valuation allowances to offset net deferred tax assets. Accordingly, the Company has had no provision for income taxes for the three-months and nine -months ended September 26, 1997 and September 27, 1996, and expects this trend to continue for the remainder of fiscal year 1997.

NOTE 10--LITIGATION

For background information concerning the litigation matters discussed below, please see the Company's 1996 Form 10-K, First Quarter 1997 Form 10-Q and Second Quarter 1997 Form 10-Q (collectively, the "Company's Prior SEC Filings"):

(1) SHAREHOLDER CLASS ACTION AND SHAREHOLDER DERIVATIVE ACTION (COLLECTIVELY, THE "SHAREHOLDER ACTIONS") . As discussed in the Company's Prior SEC Filings, the Company has agreed to distribute, 1,848,118 shares of its Common Stock to the plaintiff class. The case is still in the share allocation phase. The Company expects to complete this phase, to distribute the settlement shares to the plaintiff class and for the Shareholder Actions to be resolved during the fourth quarter of fiscal year 1997.

(2) KONA COFFEE CLASS ACTION. The hearing on class certification and the defendants' motion to dismiss the plaintiffs' amended complaint was held on October 15 and 16, 1997. The court had not ruled on the defendants' motions as of the date hereof. The Company has submitted a claim to its insurors seeking coverage for, among other things, advertising injury, in connection with this lawsuit.. The insurors initially denied coverage. The Company is continuing to negotiate this matter with its insurors.

(3)  SECOND CUP WARRANTY CLAIMS/LITIGATION:

     PARKER/FRANKLIN MILLS FRANCHISE ARBITRATION. This matter went before an arbitration panel in May 1997 and the panel held for the defendants and against the plaintiff.

     PATEL HILLTOP FRANCHISE ARBITRATION. The plaintiffs have filed an arbitration claim against the Company and Gloria Jean's, seeking to rescind a franchise agreement for the Hilltop franchise, located in Richmond, California. The claims are similar to the claims asserted against the defendants in the Parker/Franklin Mills matter. The defendants are vigorously defending this matter.

(4) JERRY HOLLAND LITIGATION. Mr. Holland, a former employee of, and consultant to, the Company has filed suit against the Company seeking to recover certain consulting fees and severance pay that he alleges the Company agreed to pay him. The Company denies liability for these amounts and is vigorously defending this lawsuit.

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

THREE MONTHS ENDED SEPTEMBER 26, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 27, 1996

     NET SALES. Net sales increased by $.4 million, or 2.4%, in the third quarter of fiscal year 1997 as compared to the third quarter of fiscal year 1996. The increase was due principally to a 15.8%, or $.80 per pound, improvement in sales price realization during the third quarter of fiscal year 1997 as compared to the same period in fiscal year 1996. Sales price realization improved in the third quarter of fiscal year 1997 due to two wholesale price increases, one in April 1997 and another in July 1997. The increases were offset, in part, by a 13.1%, or .5 million, decrease in pound volume. The decrease in pound volume was attributable principally to a loss of certain customers and lower consumer demand for gourmet coffee due, in all likelihood, to the increasing retail price of coffee, especially in the gourmet coffee segment. Green coffee prices have started declining. In response to these declines, the Company announced a price decrease, effective October 1997.

     GROSS PROFIT AND GROSS PROFIT MARGIN. Gross profit increased by $1.1 million during the third quarter of fiscal year 1997 as compared to the third quarter of fiscal year 1996. Gross profit margin increased, as a percentage of sales, from 43.4% in the third quarter of fiscal year 1996 to 48.7% in the third quarter of fiscal year 1997. The increases were due principally to the effects of wholesale coffee prices increasing in advance of increases in green coffee costs coupled with the Company selling selected amounts of green coffee which generated $.7 million of incremental gross profit.

     DISTRIBUTION, SELLING AND MARKETING EXPENSES. Distribution, selling and marketing expenses increased $.9 million, or 13.8%, in the third quarter of fiscal year 1997 as compared to the third quarter of fiscal year 1996. This was due principally to $.2 million of increased advertising costs and a $.5 million increase in customer expenses associated with incremental rebate, slotting and advertising allowances. Distribution, selling and marketing expenses, as a percentage of sales, increased from 37.4% in the third quarter of fiscal year 1996 to 41.6% in the third quarter of fiscal year 1997, principally due to these same factors.

     ADMINISTRATIVE EXPENSES. Administrative expenses remained unchanged during the third quarter of fiscal year 1997 as compared to the third quarter of fiscal year 1996. Administrative expenses, as a percentage of sales, decreased to 8.1% in the third quarter of fiscal year 1997 from 8.4% in the comparable period in fiscal year 1996, principally due to increased sales.

     INTEREST EXPENSE. Interest expense increased by $.6 million, or 155.7%, in the third quarter of fiscal year 1997 as compared to the third quarter of fiscal year 1996. The increase was due principally to higher borrowing amounts and higher effective interest rates due to the Covenant Defaults under the Operating Facility.

     LITIGATION SETTLEMENT. During the third quarter of fiscal year 1996, the Company accrued $5.5 million for the Shareholder Litigation Settlement. No litigation accrual was recorded in the third quarter of fiscal year 1997.

     LOSS FROM CONTINUING OPERATIONS AND NET LOSS. Loss from continuing operations and net loss was $1.9 million in the third quarter of fiscal year
1997 as compared to $7.0 million in the third quarter of fiscal year 1996.   See
Litigation Settlement above.

NINE MONTHS ENDED SEPTEMBER 26, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 27, 1996

     NET SALES. Net sales decreased $1.4 million, or 2.8%, during the first nine months of fiscal year 1997 as compared to the first nine months of fiscal year 1996. The decrease was due principally to a $3.0 million reduction in volume (.6 million pounds) as a result of the loss of certain customers and lower consumer demand for gourmet coffee due to higher retail coffee prices, offset in part by $1.6 million of improved sales price realization ($.16 per
pound) due to higher wholesale coffee prices.   Green coffee prices have started
declining. In response to these declines, the Company announced a price decrease, effective October 1997.

                        BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            SEPTEMBER 26, 1997
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                (UNAUDITED)

     GROSS PROFIT. Gross profit increased $1.6 million, or 7.0%, in the first nine months of fiscal year 1997 as compared to the first nine months of fiscal year 1996. Gross profit, as a percentage of sales, increased to 50% in the first nine months of fiscal year 1997 as compared to 45% in the same period during fiscal year 1996. The increases were due principally to the effects of wholesale coffee prices increasing in advance of increases in green coffee costs coupled with the Company selling selected amounts of green coffee which generated $2.0 million of incremental gross profit

     DISTRIBUTION, SELLING AND MARKETING EXPENSES. Distribution, selling and marketing expenses increased $2.2 million, or 11.7% in the first nine months of fiscal year 1997 as compared to the same period in fiscal year 1996. The increase was due principally to increased customer expenses of $.7 million in the area of rebates and advertising, specifically for new and renewal customer agreements. Direct store delivery costs ("DSD") increased $.7 million as a result of the increase in the number of DSD routes. The number of routes increased by 10, or 20.4%, since December 31, 1996. Marketing increased by $.7 million due to an increase in advertising (principally a national coupon drop), increased point of purchase ("POP") advertising materials for customer displays and increased expenses for the rollout of the new gourmet gift line. Distribution, selling and marketing expenses, as a percentage of sales, increased from 36.5% in the first nine months of fiscal year 1996 to 42% in the first nine months of fiscal year 1997.

     ADMINISTRATIVE EXPENSES. Administrative expenses decreased $.2 million, or 4.5%, during the first nine months of fiscal year 1997 as compared to the same period in fiscal year 1996. The decrease was due principally to a decline of $.4 million in non-recurring administrative costs. These savings were offset by a $.2 million increase in legal expense associated with the Kona Coffee Class Action and other pending litigation. Administrative costs, as a percentage of sales, improved during the first nine months of fiscal year 1997 to 8.3% as compared to 8.5% during the same period in fiscal year 1996.

     INTEREST EXPENSE. Interest expense, including debt acquisition costs, increased by $1.4 million, or 92.8%, in the first nine months of fiscal year 1997 as compared to the first nine months of fiscal year 1996. The increase was due principally to higher borrowing amounts and higher effective interest rates due to the Covenant Defaults under the Operating Facility.

     LITIGATION SETTLEMENT.  During the third quarter of fiscal year 1996, the
Company accrued $5.5 million for the Shareholder Litigation Settlement.   No
litigation accrual was recorded during the first nine-months of fiscal year
1997.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations decreased by $4.0 million, or 42.7%, in the first nine months of fiscal year 1997 as compared to the same period in fiscal year 1996 principally due to a decrease of $5.5 million related to the 1996 Shareholder Litigation Settlement and an increase of $1.6 million in gross profit partially offset by $3.1 million of additional interest expense and distribution, selling and marketing expenses.

     LOSS FROM DISCONTINUED RETAIL OPERATIONS. Loss from discontinued retail operations increased by $2.7 million during the first nine months of fiscal year 1997 as compared to the same period in fiscal year 1996. In the second quarter of fiscal year 1997, the Company settled the Lindgren Litigation by agreeing to pay $2.2 million in cash and stock to the plaintiffs. During the first nine months of fiscal year 1997, the Company accrued an additional $1.4 million for the Lindgren Litigation plus an additional $1.3 million for remaining obligations associated with Gloria Jeans and the closing of its Coffee Bars.

     NET LOSS. Net loss decreased from $9.4 million for the first nine months of fiscal year 1996 to $8.1 million for the first nine-months of fiscal year 1997. See the discussion above.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the nine months ended September 26, 1997 and September 27, 1996, was $1.4 million and $2.2 million, respectively. The Company's continuing operations generated $.7 million and $1.3 million of cash from operating activities during the comparable periods. In addition, the Company made $4.7 million of capital expenditures, consisting of $2.7 million for customer display equipment and $2.0 million for plant and computer equipment. The Company funded net cash used in operating activities and capital expenditures with $5.7 million of borrowings under its Revolving Credit Facility.

     Management expects that capital expenditures for the remainder of fiscal year 1997 (primarily associated with the acquisition of customer display and plant equipment) will not exceed $.7 million. Management expects to fund these expenditures from operations and borrowings under its Revolving Credit Facility, to the extent required. At September 26, 1997, the Company had approximately $1.2 million of borrowing availability under its Revolving Credit Facility.

     The Revolving Credit Facility and Term Loan Facility (collectively, the "Operating Facility") and the Senior Subordinated Debt Facility (which, together with the Operating Facility, are collectively referred to herein as the "Debt Facilities") contain several covenants, including cash flow-to-debt service covenants. At September 26, 1997, the Company was not in compliance with either cash flow-to-debt service covenant. Such non-compliance constitutes continuing events of default (the "Covenant Defaults") under the agreements governing the Debt Facilities under the Debt Facilities documents. As discussed below, SBCC (as defined below) has agreed to forebear from acting on the Covenant Defaults through November 28, 1997. Pursuant to the terms of the Subordination Agreement (as defined below), management believes that Dilmun does not currently have the right to accelerate repayment of the Senior Subordinated Rate Facility (as defined below) solely because of the Covenant Defaults and, accordingly, the Company has continued to classify the outstanding borrowings as long-term.

     Sanwa Business Credit Corporation, the Operating Facility lender ("SBCC"), and the Company are parties to a Forbearance Agreement. Pursuant to the Forbearance Agreement (as amended), SBCC has agreed (1) to continue to permit the Company to borrow under the Revolving Credit Facility and (2) to forbear from exercising any of its remedies with respect to the Covenant Default through the earliest to occur of (a) November 28, 1997, (b) repayment in full of the obligations under the Operating Facility or (c) the date of a default under the Forbearance Agreement (the "Extension Period"). Based on the foregoing, the Company has reflected all borrowings outstanding under the Operating Facility as a current liability on its Condensed Consolidated Balance Sheet at September 26, 1997.

     The Company has asked Dilmun Financial Services, the Senior Subordinated Note Facility lender ("Dilmun"), to waive the Covenant Default under the Senior Subordinated Note Facility, for certain amendments to the Senior Subordinated Note facility documents to conform such documents to the New Facility (as defined below) documents and for certain amendments to the subordination agreement between Dilmun and the New Senior Facility (as defined below) lender. Dilmun has indicated that it is willing to provide such waivers and amendments, as requested, provided certain conditions are met. The parties are in negotiations to finalize the terms of such waivers and amendments. While the Company anticipates that it will obtain the necessary waivers and amendments from Dilmun, there can be no assurance that this will occur. If the Company cannot obtain such waivers and amendments, the Company may not be able to close the New Senior Facility (or another financing alternative) prior to the expiration of the Extension Period on November 28, 1997.

     In September 1997, the Company received a commitment letter for a new $26 million revolving credit and term loan facility from an institutional lender (the "New Senior Facility"). The commitment letter terminates on November 28, 1997. The Company is working diligently to close the New Senior Facility and refinance the Operating Facility in full before the termination of the commitment letter. At the same time, the Company is exploring other financing alternatives. While the Company believes that it will close the New Senior Facility or another financing alternative on or before November 28, 1997, there can be no assurance that this will in fact occur. If the Company is unable, for any reason, to obtain a new senior debt facility in a principal amount sufficient to permit it to refinance the entire outstanding principal balance of the Operating Facility on or before November 28, 1997, the Company will be in default under its Operating Facility, and SBCC's agreement to forbear from acting on such default will expire.

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

     The International Coffee Organization, through the imposition of export quotas agreed upon by consumer and producer member nations, has in the past attempted to maintain the commodity prices of green coffees. In August 1993, 21 coffee-producing countries formed a new cartel, the Association of Coffee Producing Countries ("ACPC"), and announced plans to cut the supply of coffee by 20% beginning October 1, 1993 in an attempt to raise world coffee prices. In January 1996, the ACPC agreed to extend its current limitations on the supply of green coffee upon their expiration in June 1996 through the 1996/1997 green
coffee year.   The Company is unable to predict whether the ACPC. will be successful in achieving its goals; however, the supplies of green coffees held by consumers (roasters and buyers) are currently at historical low levels.

     The low levels of supplies, labor unrest in Colombia and reported poor coffee crops in key Arabica growing countries resulted in an increase in green coffee prices from $1.14 per pound in December 1996 to in excess of $3.00 per pound in April 1997. In response to these increases, the Company announced wholesale price increases on all of its products of approximately $0.50 per pound, effective April 1997, and $.30 per pound effective July 1997. Green coffee prices have recently dropped back below $1.50 per pound. The Company will attempt to maintain its per pound gross profit by increasing or decreasing sales prices when and as necessary to help keep pace with changes in green coffee prices. The Company's response to these decreases was an announcement to reduce wholesale prices by approximately $0.40 per pound, effective October 1997. In the past, substantial price increases have met with varying degrees of customer resistance. Increases in sales prices may result in decreases in sales volume.

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


                             PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See the discussion of pending litigation in Note 10 - Litigation to the Notes to Condensed Consolidated Financial Statements of the Company for the fiscal quarters ended March 28, 1997 and June 27, 1997, which are included elsewhere in this Quarterly Report on Form 10-Q.

     The Company is also involved in other routine legal proceedings incidental to the conduct of its business. Management believes that none of these routine legal proceedings will have a material adverse effect on the financial condition or operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

     See Part II, Item 4., below.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     See Part I, Item 2. above and Note 6 - Debt Facilities to the Notes to Condensed Consolidated Financial Statements March 28, 1997 and June 27, 1997 for a detailed description of the pending Covenant Defaults, the Forbearance Agreement with SBCC and the ongoing waiver and amendment discussions with Dilmun.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     See the discussion of the vote of the stockholders to increase the number of authorized shares of Common Stock in the Company's Second Quarter 1997 Form 10-Q.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBIT        DESCRIPTION OF DOCUMENT

            3.1(1)       Restated Certificate of Incorporation
            3.2(2)       Certificate of Amendment to Restated Certificate of
                         Incorporation
            3.3(3)       Restated Bylaws
           99.1(4)       First Amendment to Forbearance Agreement
           99.2(4)       Second Amendment to Forbearance Agreement
           99.3(4)       Third Amendment to Forbearance Agreement
           27.1(4)       Financial Data Schedule
          -------------------------------------------------------------------

          (1)       Filed with the Company's Registration Statement,
                    No. 33-70236, filed with the Securities and Exchange Commission ("SEC") and incorporated herein by reference.

          (2) Filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1997

          (3) Filed with the Company's current Report on Form 8-K, filed with the SEC on March 2, 1995 and incorporated herein by reference thereto.

          (4)       Filed herewith.

     (B)  REPORTS ON FORM 8-K.

          None

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BROTHERS GOURMET COFFEES, INC.



Dated: November __, 1997           By: /s/ Barry Bilmes
                                       -----------------------------------
                                       Barry Bilmes
                                         Vice President Finance
                                         and Administration

                                       Signing on behalf of the registrant
                                       and as principal financial officer of
                                       the registrant

                                    EXHIBIT INDEX

            EXHIBIT      DESCRIPTION OF DOCUMENT

             3.1(1)      Restated Certificate of Incorporation
             3.2(2)      Certificate of Amendment to Restated Certificate of
                         Incorporation
             3.3(3)      Restated Bylaws
            99.1(4)      First Amendment to Forbearance Agreement
            99.2(4)      Second Amendment to Forbearance Agreement
            99.3(4)      Third Amendment to Forbearance Agreement
            27.1(4)      Financial Data Schedule

          -----------------------------------------------------------------

          (1)       Filed with the Company's Registration Statement,
                    No. 33-70236, filed with the Securities and Exchange Commission ("SEC") and incorporated herein by reference.

          (2) Filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1997

          (3) Filed with the Company's current Report on Form 8-K, filed with the SEC on March 2, 1995 and incorporated herein by reference thereto.

          (4)       Filed herewith.