Form 10-K
period 1997-12-26
BROTHERS GOURMET COFFEES INC
filed 1998-04-07
CIK 913344

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------


                                   FORM 10-K


               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED DECEMBER 26, 1997
                                      OR
               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                 FOR THE TRANSITION PERIOD FROM ..... TO .....

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant on December 26, 1997, was $12,878,907.

         The number of shares outstanding of each of the registrant's classes of common stock as of December 26, 1997, was 12,121,324.

                             ---------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated herein by reference:

Part III - The registrant's definitive Proxy Statement for its 1998 Annual
           Meeting of Stockholders or an Amended Annual Report filed on Form 10-K/A, to be filed not later than 120 days after the end of the registrant's Fiscal Year.

                 SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 26, 1997, CERTAIN MATTERS DISCUSSED HEREIN INCLUDING, WITHOUT LIMITATION, PART I, ITEM 1. THE BUSINESS AND ITEM
3. LEGAL PROCEEDINGS, AND PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTAIN FORWARD LOOKING STATEMENTS BASED ON MANAGEMENT'S EXPECTATIONS REGARDING, AND EVALUATIONS OF CURRENT INFORMATION ABOUT, THE COMPANY'S BUSINESS THAT INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER, BOTH ADVERSELY AND MATERIALLY, FROM CURRENTLY ANTICIPATED RESULTS, INCLUDING, WITHOUT LIMITATION, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS; INDUSTRY AND INDUSTRY SEGMENT CONDITIONS AND DIRECTIONS; WEATHER; COFFEE CROP AND GREEN COFFEE PRICE FLUCTUATIONS; FOREIGN LABOR PROBLEMS; FOREIGN COFFEE DELIVERY DIFFICULTIES; PRODUCTION COSTS; COMPETITIVE PRESSURES; THE COMPANY'S OWN FINANCING CONTINGENCIES AND RESTRICTIONS; MANAGEMENT LIMITATIONS; THE ABILITY AND WILLINGNESS OF PURCHASERS TO COMPLETE ACQUISITIONS OF THE COMPANY'S RETAIL COFFEE BARS AND THE GLORIA JEAN'S STORES; THE COMPANY'S ABILITY TO RESOLVE POST-CLOSING DIFFERENCES WITH THE PURCHASERS OF CERTAIN COMPONENTS OF THE COMPANY'S DISCONTINUED RETAIL OPERATIONS; LEGISLATION AND REGULATIONS; RESOLUTION OF PENDING LITIGATION IN WHICH THE COMPANY IS A DEFENDANT; THE ABILITY OF THE COMPANY TO CLOSE CONTRACTS WITH NEW ACCOUNTS AND TO RENEW EXISTING ACCOUNTS AS SUCH ACCOUNTS COME UP FOR RENEWAL; CHANGES IN CONSUMER TASTES AND PREFERENCES; AND THE SUCCESS OR LACK THEREOF OF THE COMPANY'S NEW PRODUCTS, NEW PACKAGING, DISPLAY MODELS AND PACKAGING LINES.

                                     PART I


ITEM 1.  BUSINESS


THE COMPANY


         Brothers Gourmet Coffees, Inc. ("Brothers" or the "Company"), is an integrated source, roaster and distributor of high quality gourmet coffee products. The Company distributes its product principally through grocery stores, supermarkets, mass merchandisers, drug stores, military commissaries, warehouse stores and specialty stores (the "wholesale distribution channel").

         The Company's predecessor companies, Nicholas Coffee Company and Elkin Coffee, Inc., were founded in 1919 and 1933, respectively. Both were principally involved in the wholesale distribution of gourmet coffees at the times of their respective acquisitions. Brothers Gourmet Products, Inc., and Boyer's International, Inc. (collectively, "BGP"), were founded in 1988. In December 1992, the Company recapitalized and merged with BGP, which, at the time, was the leading wholesaler of gourmet coffee products throughout the Rocky Mountain region of the United States. In November 1993, in separate transactions, the Company acquired Hillside Coffee of California, Inc. ("Hillside"), a west coast wholesale coffee roaster and distributor, and Edglo Enterprises, Inc. ("Edglo"), a mall-based retailer of coffee and coffee products (the Gloria Jean's business being referred to herein as "Gloria Jean's").

         In 1994 and early 1995, the Company opened additional Gloria Jean's stores, bringing the total number of Gloria Jean's owned and franchised stores to approximately 230 (the "Gloria Jean's Stores"). In 1994, the Company also started opening its own street-front retail coffee stores under the name Brothers Gourmet Coffee Bars (the "Coffee Bars"). By early 1995, the Company and its subsidiaries had (1) signed leases for and opened 29 Coffee Bars and (2) signed leases for, but did not open, ten (10) more Coffee Bars ("Dark Leases"). The Coffee Bars and Gloria Jean's Stores are collectively referred to herein as the "Retail Operations."

         During the first half of 1995, the Company conducted a detailed review of its Retail Operations. In June 1995, after concluding its review, the Company announced that it would be (1) focusing all of its attention and resources on expanding its wholesale business, (2) disposing of its Retail Operations (the "Disposition Plan") and (3) re-aligning its cost structure with its new wholesale focus, by reducing its workforce and consolidating its roasting, packaging and warehouse facilities into its Houston, Texas facility (the "Houston Plant") (the "Restructuring Plan").

         In connection with its Disposition Plan:

                  --   In November 1995, the Company sold Gloria Jean's to
                       The Second Cup, Ltd. ("Second Cup"), for $30 million. The Company has received $27.6 million of the purchase price. Approximately $1.0 million of the purchase price was used to fund a portion of the settlement of the Gloria Jean's Franchise Litigation. See PART I, ITEM 3. LEGAL PROCEEDINGS -- GLORIA
                       JEAN'S FRANCHISE LITIGATION below. Another $0.44 million of the purchase price was distributed to Second Cup in January 1998 in payment of certain claims asserted by Second Cup against the Company for post-closing obligations associated with certain of the Company's representations and warranties contained in the purchase agreement. The remaining
                       $0.97 million of the purchase is still being held in escrow pending the resolution of certain post-closing adjustments and claims. See PART I,
                       ITEM 3. LEGAL PROCEEDINGS -- SECOND CUP WARRANTY CLAIMS/ LITIGATION below.

                  -- In February 1996, the Company sold twelve (12) of its leased Coffee Bar sites located in Colorado and Texas to Diedrich Coffee ("Diedrich") for $1.29 million. The Company has received all of the purchase price.

                  -- In March 1996, the Company sold five (5) of its leased Coffee Bar sites (and one (1) Dark Lease) located in Washington, D.C., to Foster Brothers Corporation ("Foster Brothers") for $400,000, plus the assumption of approximately $440,000 in liabilities. The Company has received all of the purchase price.

                  -- In May 1996, the Company sold seven (7) of its leased Coffee Bar sites (and four (4) Dark Leases) located in Illinois to Foster Brothers for $650,000. The Company has received $150,000 of the purchase price. In December 1996, the Company agreed to permit Foster Brothers to defer payment of the remaining $500,000. Foster's payment obligation bears interest at the rate of 9.5% per annum. The Company anticipates that it will receive the entire remaining amount of the purchase price in the first half of the current fiscal year ("Fiscal Year 1998") (as defined below).

                  -- The Company is negotiating the sale of its two (2) remaining leased Coffee Bar sites located in New York City.

                  -- In 1995 and 1996, the Company settled its obligations with respect to six (6) of its eight (8) Dark Leases.

                  -- In February 1998, the Company and one of its wholly-owned subsidiaries, settled the subsidiary's's obligations with respect to one (1) of its two (2) remaining Dark Leases located in Chicago, Illinois, by agreeing to pay the landlord $250,000. The landlord for the last remaining Dark Lease which is located in New York City, (1) has obtained a judgment against the Company for approximately $128,000 of unpaid rents through February 1996 and other costs and expenses and (2) has filed suit against the Company for $270,000 of unpaid rents for the period from March 1996 through June 1997. The Company is in negotiations with the landlord to settle this litigation. See PART I, ITEM 3. LEGAL PROCEEDINGS -- RETAIL STORE LITIGATION below.

         During Fiscal Year 1996 (as defined below), the Company substantially completed its Restructuring Plan. In connection therewith, the
Company:

                  -- reduced its workforce from 843 persons at December 29, 1995, to 401 persons at December 27, 1996;

                  -- reduced its administrative expenses by over $4 million (approximately 41%) from Fiscal Year 1995 (as defined below) levels; and

                  -- consolidated all of its roasting, packaging and warehouse facilities into its Houston Plant.

         During Fiscal Year 1997 (as defined below), the Company:

                  -- following the acquisition of its Credit Facility by Goldman Sachs Credit Partners, L.P. ("GSCP") in December 1997, entered into an amendment and restatement thereof, which, in addition to other changes advantageous to the Company, increased the Company's borrowing availability (see PART I, ITEM 1. BUSINESS -- CREDIT FACILITIES below);

                  -- revised and upgraded the packaging for all of its coffee products (see PART I, ITEM 1. BUSINESS -- PRODUCTS below);

                  -- made substantial capital investments (totaling approximately $1.8 million) at its Houston Plant;

                  -- settled the Shareholder Class Action, Shareholder Derivative Action, the Gloria Jean's Franchise Litigation and the Adams & Wabash Coffee Bar Litigation (see PART I, ITEM 3. LEGAL PROCEEDINGS below);

                  -- added two (2) independent directors, with substantial beverage industry and specialty foods experience, to its Board of Directors;

                  -- implemented its real time, on-line perpetual inventory system at its Houston Plant (see PART I, ITEM 1. BUSINESS -- MANAGEMENT INFORMATION SYSTEMS below);

                  -- changed its method of accounting for green coffee and finished goods inventories from last-in, first-out ("LIFO"), to first-in, first-out ("FIFO"), with the result that its green coffee costs and finished goods inventories now more closely reflect current prices (see PART I, ITEM 1. BUSINESS -- SUPPLY OF COFFEE below);

                  -- further reduced its workforce from 401 persons at December 27, 1996, to 363 persons at December 26, 1997; and

                  -- rationalized its product offerings by eliminating approximately 343 duplicative, slow moving or outdated SKU's and introduced 78 SKU's.


FISCAL YEAR 1997 NET LOSS

         The Company reported a net loss of $12.7 million for the fiscal year ended December 26, 1997 ("Fiscal Year 1997"), compared to a net loss of $11.3 million for the fiscal year ended December 27, 1996 ("Fiscal Year 1996"), and a net loss of $57.0 million for the fiscal year ended December 29, 1995 ("Fiscal Year 1995"). The net loss for Fiscal Year 1997 consisted of (1) a $4.9 million loss from operations, (2) a $4.6 million loss from other expenses (i.e., interest expense, net, and debt restructuring costs) and (3) a $3.2 million loss on disposal of discontinued retail operations (consisting of $1.4 million attributable to the Gloria Jean's Franchise Litigation settlement, $1.1 million attributable to Second Cup post-closing obligations and $.7 million of Coffee Bar obligations). See Note 2 to the Consolidated Financial Statements.

PRODUCT CATEGORIES

         The gourmet coffee industry represents a portion of the overall coffee market. The industry is fragmented and, until recently, was characterized by local and regional competition.

         The U.S. coffee market consists of three distinct product categories: (1) commercial ground roast, mass-merchandised coffee, which includes brands such as FOLGERS and MAXWELL HOUSE; (2) specialty coffees, such as EIGHT O'CLOCK and DON FRANCISCO, which are slightly higher quality coffees; and (3) gourmet coffees, typically defined as super-premium, specialty coffees. The Company sells only gourmet coffees.

         Gourmet coffees use high grown arabica beans cultivated in Colombia, Brazil, Kenya, Indonesia, Mexico, Costa Rica, Guatemala and other Central American, South American, Asian and African countries ("Producing Countries"), and in Hawaii. As a result of their richer taste, lower acidity and lower caffeine content, arabica beans are considered to be superior to the robusta and low quality arabica beans typically used in commercial ground roast.

DISTRIBUTION CHANNELS

         The gourmet coffee industry is comprised of two principal distribution channels -- the wholesale distribution channel, consisting of grocery stores, supermarkets, mass merchandisers, drug stores, military commissaries, warehouse stores and specialty stores, and the retail distribution channel, consisting of retail coffee stores, coffee shops and coffee bars.

         In the wholesale distribution channel, the coffee distributor sells its coffee products to the retailer who in turn re-sells the products through to the ultimate consumer. The Company distributes its coffee products solely through the wholesale distribution channel.

         The Company sells its products throughout the United States. The markets in which the Company distributes its products represent approximately 60% of total grocery store and supermarket sales nationwide.

PRODUCTS

         The Company roasts green arabica coffee beans to produce over 75 different varietals, blends and flavors of coffee. In addition, the Company has been (and intends to continue to be) innovative in the introduction and marketing of new sizes and types of packaging designed to promote consumer convenience and trial purchases. To this end, in Fiscal Year 1996, the Company successfully (1) introduced its 8 ounce can and 1.75 ounce mini-can and (2) redesigned the packaging for all of its coffees. In Fiscal Year 1997, the Company introduced a fresh ground softpack and several new seasonal coffees and rationalized its product offerings by eliminating approximately 343 duplicative, slow moving or outdated SKU's and introduced 78 new SKU's.

         BROTHERS is the Company's primary national supermarket brand and represents the vast majority of Company sales. The Company has consolidated most of its business under the Brothers brand. The Company still has some modest supplemental distribution under the HILLSIDE and COUNTRY MILLS brands. CAFE DU JOUR has been discontinued. The Company has been concentrating on consolidating its brands. According to Neilson Scantrac, the Brothers' brand 38% all commodity value ("ACV") distribution is now equal to the Company's total 38% ACV distribution. In the gourmet specialty store channel, the Company's products are sold under the FAIRWINDS brand name. The Company also has a private label program. As discussed below, the Company is looking to expand its private label program in the future provided that the financial terms of such private label programs with individual grocery stores/supermarkets are attractive to the Company and the arrangements do not injure the Company's own branded coffee programs.

COMPETITION

         The Company has two principal national wholesale competitors, Sark's Gourmet Coffee Company, which is owned by Nestle S.A., and Millstone Coffee, Inc., which is owned by the Procter & Gamble Company. During 1997, Starbuck's, the nationwide leader in the gourmet coffee retail distribution channel (principally through its own retail coffee stores and bars), started testing sales of its coffee in a limited number of grocery stores and supermarkets in selected cities around the country. Sales of the Company's, Sarks', Millstone's and Starbuck's gourmet coffee products are estimated to represent slightly more than 50% of the total gourmet coffee sales in the wholesale distribution channel. The remainder of the channel consists of private label sales and sales by local and regional coffee companies with limited geographic coverage and often smaller product lines. The Company does not compete directly in the retail distribution channel, but there is some degree of competition for the consumer's coffee dollar between the two distribution channels.

         The Company's coffee products also compete with the non-gourmet specialty coffee products on the market and with other related products, such as gourmet teas. The commercial ground roast and premium blend segment of the coffee industry is dominated by several large companies, many of which have significantly greater name recognition and financial resources than the Company. Some of these competitors have introduced premium coffee products in recent years. Premium coffees comprise one of the fastest growing segments in the coffee industry and are increasingly competing with gourmet coffees.

         The Company believes that the principal competitive factors among producers of gourmet coffee are quality of products, shelf space, packaging, distribution capabilities, access to green beans, brand name recognition (including the growth of private labels products offered by grocery stores and supermarkets), financial resources available to develop new products and promote/support new and existing products and the ability to operate efficient, low cost roasting and packaging facilities and distribution operations. There can be no assurance that other coffee companies with greater name recognition and financial resources than the Company will not enter the gourmet coffee market in the future.

THE COMPANY'S WHOLESALE DISTRIBUTION STRATEGY

         The Company's distribution strategy is to capitalize on, and to continue to support and expand, its position as one of the leading wholesalers of gourmet coffee in the United States by (1) maintaining a consistently high quality product, (2) providing customers with the freshest possible product, (3) increasing its penetration in the wholesale channel of distribution, (4) further developing its brand franchise and solidifying consumer loyalty and (5) when the opportunity presents itself, provided that the terms of such arrangements are attractive to the Company and the arrangements do not injure the Company's own branded coffee programs, entering into private label coffee programs with a select number of grocery store and supermarket customers.

         In order to maintain consistently high quality products for its customers, the Company sources, purchases, tests, roasts, packages, markets and distributes its own coffee products. The Company purchases high quality green arabica coffee beans from Producing Countries and Hawaii for use in its varietals and blended coffee products. The Company roasts the beans to its own stringent roasting standards and quality tests its products at each critical stage in the roasting and packaging process, including post-roasting classification of the beans.

         The Company has a national presence in the wholesale (principally grocery store and supermarket) distribution channel. The Company is actively seeking to expand that presence with stores that already carry its products, as well as with other stores. In the case of stores already carrying its products, the Company is seeking to expand its presence (and increase customer loyalty to the Company's products) by (1) obtaining larger and more preferred shelf space for its products already in the stores, (2) expanding the number of its products on the shelves, (3) expanding its direct store delivery ("DSD") program, (4) aggressively bidding on contract renewals, (5) supporting its products with co-branded programs in other distribution channels, such as its branded coffee program with Continental Airlines and Hallmark Cards, Inc. (which are discussed below), (6) improving the quality and attractiveness of its in-store product displays, (7) periodically refreshing/upgrading its product packaging, (8) tailoring the products it sells in a particular geographic region to the general customer tastes and preferences of that region and (9) targeted brand spending. The Company is seeking to expand its wholesale distribution presence with grocery stores and supermarkets ( as well as mass merchandisers, warehouse stores and specialty stores) that do not currently carry its products by aggressively bidding on new distribution contracts.

         The Company is also seeking opportunities to expand its presence in other non-retail distribution channels that complement the wholesale distribution channel. To this end, the Company is strongly supporting its branded coffee distribution arrangements with Hallmark Cards, Inc., Continental Airlines and Benjamin Books.

         As discussed above, one of the factors that affects the Company's ability to compete for new wholesale accounts and for renewals of existing wholesale accounts is the amount of financial resources available to the Company to develop new products and promote/support new and existing products. In recent years, particularly in the case of new grocery store and supermarket distribution contracts and renewals thereof, the amount of prepaid advertising, slotting fees, up-front promotional allowances and other rebates that the coffee distributor is willing to pay to the grocery store or supermarket has been a significant and, in some cases, the determinative factor in determining which distributor wins the contract. Millstone, Sarks and Starbucks, the Company's three principal competitors, have substantially greater resources than the Company. The Company's capital structure and liquidity constraints make it difficult for the Company to compete for new wholesale distribution contracts (or to renew existing contracts) when, all other things being generally equal, the decision by the grocery store or supermarket comes down to a financial one based principally on the magnitude of the slotting fees and other up-front fees offered by the bidders. See PART I, ITEM 1. BUSINESS -- Credit Facilities below. As an alternative to front-end loading its bids, the Company has, instead, structured its bids to include smaller up-front payments and larger rebates, advertising and promotional allowances and other financial incentives payable to the grocery store or supermarket over the life of the contract. Absent a significant change in the industry or in the way contracts are bid or the Company's capital structure, the Company does not expect to change its bidding strategy for new wholesale distribution accounts or renewals thereof. While the Company believes that its bids are competitive, it may lose certain new contracts or certain contract renewals because its package of financial incentives to the grocery stores and supermarkets is not as heavily front-end loaded as are the bids made by certain of its competitors.

DISTRIBUTION

         The Company delivers its products to customers in three principal ways: (1) DSD, utilizing the Company's own trucks and route sales persons who deliver products to individual grocery stores and supermarkets, stock shelves with Company products and maintain Company in-store displays, (2) direct shipments to grocery store and supermarkets and their warehouses, in which case either third party merchandisers or the grocery store or supermarket employees stock shelves, and (3) shipments to specialty food distributors who are responsible for delivering the Company's products to the grocery stores and supermarkets and arranging for product shelving and support. As of the end of Fiscal Year 1997, DSD accounted for approximately 38% of product sales (approximately a five (5) percentage point increase over Fiscal Year 1996), direct shipments to grocery stores and supermarkets accounted for approximately 36% of product sales and direct shipments to specialty food distributors accounted for approximately 26% of product sales. The Company anticipates that DSD will account for an increasing percentage of total product sales in future years.

ACCOUNTING AND MANAGEMENT INFORMATION SYSTEMS ("MIS")

         The Company's MIS operate from an upgraded IBM AS400 computer which allows for integrated processing of all accounting records, including integration of green coffee inventories, finished inventories at the Houston Plant, accounts receivable, production and back-office systems. The Company's MIS uses sophisticated software, including general ledger, accounts receivable and payable, sales order processing and product data management programs.

         During Fiscal Year 1996, the Company (1) installed and started testing its new software for inventory management that tracks all of the inventory through a bar code system, (2) began developing software that will assist it in maximizing efficiency at its Houston Plant, (3) acquired approximately 10% of its volume purchased using electronic data interchange and (4) updated several of its J.D. Edwards software modules, such as accounts receivable and accounts payable software. The Company spent approximately $400,000 on MIS upgrades in Fiscal Year 1996.

         The Company spent an additional $600,000 on MIS upgrades in Fiscal Year 1997. The Company (1) installed new software for EDI (Electronic Data Interchange) to expedite capture of customer orders, (2) installed and started testing its new software for standard costing, billing of materials and pick priority management in order to continue maximization of its Houston plant, (3) upgraded its net servers and home office personal computers to conform to a standardized platform so that Office '97 and Electronic Mail could be installed and utilized, and (4) distributed laptops and printers to all field sales personnel in order to permit them to retrieve e-mail, electronically transfer real-time documents and improve customer sales presentations.

YEAR 2000 COMPLIANCE

         Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting or replacing various programs, hardware and instrumentation systems to make them Year 2000 compatible. The Company's Year 2000 project is comprised of two components - business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers, whose Year 2000 problems could potentially impact the Company. Equipment exposures consist of personal computers, system servers, telephone equipment and roasting and packaging equipment whose Year 2000 problems could also impact the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

MANUFACTURING AND QUALITY CONTROL

         At the end of Fiscal Year 1995, the Company had three (3) regional production facilities, located in Pennsylvania, Colorado and Texas. As part of its Restructuring Plan, and in order to reduce plant overhead costs, the Company closed its Colorado and Pennsylvania facilities in 1996 and consolidated all of its production facilities at its Houston Plant.

         The Company utilizes automated roasting, blending and packaging systems at its Houston Plant. Coffee specialists oversee these systems to ensure that the product is produced to exact specifications. The Company generally operates a single shift and runs a second shift when production warrants.

         The Company employs a quality control department, with quality checks made at critical stages of the coffee making process, including pre-roasting sampling of green beans, post-roasting classification and pre-shipment inspections of coffee beans. All coffees roasted by the Company are sampled to ensure consistency in blend, roast and taste. The quality control department also analyzes competing brands and frequently measures the Company's coffees against others in the marketplace. After the coffee has been packaged, a final check is made to ensure that there are no defects in the packaging which would affect the freshness or quality of the coffee beans.

         Grocery stores and supermarkets frequently conduct independent taste tests of coffee products as well as packaging tests (both for attractiveness and freshness) before signing a new distribution contract (or renewing an existing contract) with a particular coffee distributor. The Company participated in several of these tests during Fiscal Year 1997. The Company's products received high marks in general. The Company uses the results of these tests as a backup to its own manufacturing and quality control programs and as a comparative measure against its competitors' products and packaging.

SUPPLY OF COFFEE

         Coffee is the world's second largest traded commodity. Supply and price can be volatile. While most coffee trades in the commodities market, coffee of the quality level sought by the Company has a tendency to trade on a negotiated basis at a substantial premium above commodity coffee pricing, depending upon the supply and demand at the time of purchase. The supply and price can be affected by multiple factors, such as weather, politics, labor and economics in the Producing Countries.

         The International Coffee Organization, through the imposition of export quotas agreed upon by consumer and producer member nations, has in the past attempted to maintain the commodity prices of green coffees. The specific effect the cartel (the "ACPC") has had on coffee prices is difficult to determine in light of other occurrences such as weather problems, labor problems and political and currency instability in coffee producing countries. From time to time, the coffee cartel members have met and determined to withhold some percentage of their exportable green coffee bean crop in an effort to raise and sustain green coffee bean prices. This happened in 1994, 1995 and 1996. In January 1997, the ACPC agreed to extend its current limitations through 1998. The Company is unable to predict whether the ACPC will be successful in achieving its goals; however, the supplies of green coffees held by coffee roasters and buyers are currently at historical low levels.

         Brazil experienced frosts in 1994. The announcement of the Brazilian frost damage caused a substantial increase in green coffee bean prices and other coffee-product related prices worldwide. The Company purchases a modest amount of its green coffee beans from Brazil. Nonetheless, in the third and fourth quarters of Fiscal Year 1994, the Company experienced a significant increase in the price of green coffee beans which carried into the first three quarters of Fiscal Year 1995. During the fourth quarter of Fiscal Year 1995, the Company's green coffee purchases and commitments returned to pricing levels closer to those that existed prior to the 1994 Brazilian frost.

         Green coffee prices remained relatively constant at historical levels throughout 1996. In the first and second quarters of 1997, green coffee prices increased dramatically. In response to such increases, the Company raised its prices to the grocery stores and supermarkets twice, once in April and again in July. The cost of green coffee started dropping in mid-1997. In response to those drops and competitive pressures, the Company reduced its prices to the grocery stores and supermarkets in October 1997. At the same time that it was raising coffee prices in the first half of Fiscal Year 1997, the Company (1) switched its method of accounting for green coffee from LIFO to FIFO, (2) started reducing its green coffee inventories and (3) sold approximately 5.6 million pounds of selected excess green coffee inventory.

         The Company is unable to predict weather, political, labor, or economic events that may adversely affect coffee supplies in particular countries. Until 1994, when green coffee bean prices increased, the Company was able to pass those price increases through to its customers, thereby maintaining its gross profit margins. The Company was not able to pass through to its customers all of the green coffee price increases in the third and fourth quarters of Fiscal Year 1994 following the Brazilian frosts. In the third and fourth quarters of Fiscal Year 1994 and the first quarter of Fiscal Year 1995, the Company experienced significant consumer resistance to price increases. The Company and gourmet coffee category experienced similar consumer resistance to the price increases put in place in early and mid-1997. The Company reduced coffee prices in October 1997 in response to falling coffee prices at that time. Because of the substantial swings in coffee prices in the past three years and consumer resistance to price increases, the Company cannot predict whether it will be able to pass future green coffee price increases through to its customers in full in the future.

         Green coffee is a large market with well-established brokers, importers and warehousemen through which the Company manages its requirements. A significant portion of the Company's green coffee supply is contracted for future delivery, generally between three and twelve months forward (with declining percentages of the supply being subject to future contracts in the latter portions of each year), to ensure both an adequate supply and reduced risk of short-term price fluctuations. During early and mid-1997, the Company sold at a profit excess coffee that it had acquired pursuant to forward commitments put in place at a time when coffee prices were much lower. In late 1997, the Company found itself with a greater than average amount of higher priced green coffee because of forward commitments acquired at times when coffee prices were higher. Substantial swings in green coffee prices and the resulting effect on category growth have made it more difficult for the Company (and its competitors) to manage its coffee inventory commitments. In addition to purchasing forward commitments, the Company keeps physical inventory in its production facility and third-party warehouses representing anywhere from four to ten weeks of supply requirements. All coffee purchase transactions are in U.S. dollars, the industry's standard currency. The Company believes that it is not dependent upon any one importer or broker for its supply of green coffee beans from any particular country.

DISCONTINUED RETAIL OPERATIONS

         As discussed above, the Company sold its Gloria Jean's operations in November 1995 and discontinued its own Coffee Bar operations in 1996. The Company and its subsidiaries originally signed leases for, opened and operated twenty nine (29) Coffee Bars and signed leases but did not open ten
(10) more Dark Leases. In Fiscal Year 1996, the Company sold twenty-nine (29) Coffee Bar leases, bought out the leases for and closed six (6) more Coffee Bars and subleased two (2) Coffee bar locations. At December

26, 1997, the Company was operating only two (2) Coffee Bars, both of which are located in New York City. The Company is in negotiations currently to sell both stores.

         With respect to the twenty nine (29) stores sold in Fiscal Year
1996, the landlords for twelve (12) stores released the Company from any further obligations under the leases for such stores following their sale(s). The landlords for the remaining seventeen (17) stores did not release the Company. The Company remains as a co-lessee with the purchasers or as a guarantor on these seventeen (17) leases. The Company's total remaining rent obligation under these seventen (17) leases is approximately $5.1 million.
The purchasers of these seventeen (17) leases have agreed to assume such obligations and to indemnify the Company from any and all post-sale liability with respect thereto. The purchaser of fourteen (14) of the leases was a newly-formed corporation with no substantial assets other than the stores it purchased. The individual owner of the purchasing entity, who does have substantial other assets, agreed to guarantee the purchaser's obligations.
The newly-formed corporation also owes the Company $.5 million for the purchase of Coffee Bars for which the Company has established an allowance for possible uncollectability. The remaining rents under the two (2) New York City stores are approximately $1.5 million.

         At December 26, 1997, the Company had two remaining Dark Leases. Brothers Coffee Bars, Inc., a subsidiary of the Company ("BCBI"), was the lessee of one of the two remaining Dark Leases, located in Chicago, Illinois. In February 1998, the Company and BCBI settled BCBI's remaining obligations under this lease by agreeing to pay $250,000 to the landlord. The landlord for the last remaining Dark Lease, which is located in New York City, (1) has obtained a judgment against the Company for approximately $128,000 of unpaid rents through February 1996 and other costs and expenses and (2) has filed suit against the Company for $270,000 in unpaid rents for the period from March 1996 through June 1997. The Company is in negotiations with such landlord to settle this litigation. See PART I, ITEM 3. LEGAL PROCEEDINGS -- RETAIL STORE LITIGATION below.

         The Company has estimated future operating losses and incremental costs of disposal in its accrued losses and other costs for discontinued retail operations and allowances for uncollectible receivables for discontinued retail operations at December 26, 1997. Due to the subjective nature of such estimates, it is reasonably possible that these estimates may change in the future. Future changes in these estimates may have a significant impact on the Company's financial condition and results of operations.

DEBT FACILITIES

         In December 1997, Goldman Sachs Credit Partners, L.P. ("GSCP"), acquired from Sanwa Business Credit Corporation ("Sanwa"), by way of assignment (the "Assignment"), 100% of Sanwa's loans to the Company under the Company's Loan and Security Agreement, dated as of May 29, 1996 (the "Credit Facility"). Simultaneously with the closing of the Assignment, the Company and GSCP amended and restated the Credit Facility (the "Restated Credit Facility").

         At March 28, 1997, June 27, 1997, September 26, 1997 and December 26, 1997, the Company was not in compliance with the cash flow-to-debt service covenants in the Credit Facility and the Company's $15 million unsecured senior subordinated note facility provided by Dilmun Financial Services ("Dilmun") (the "Subordinated Note") (collectively, the Company's "Debt Facilities"). Such non-compliance constituted continuing events of default under the Debt Facilities (the "Covenant Defaults"). The Company entered into a Forbearance Agreement (and amendments thereto) with Sanwa whereby Sanwa agreed to forbear from acting on the Covenant Default under the Credit Facility ("Sanwa's Forbearance"). Sanwa's Forbearance remained in effect through December 9, 1997, the effective date of the Assignment. The Company also requested a waiver and/or forbearance with respect to the Covenant Default, and certain related amendments to the Subordinated Note, from Dilmun. The Company and Dilmun have not been able to reach agreement on the terms of such waiver and/or amendment. Consequently, the Covenant Default under the Subordinated Note is still continuing.

         The terms of the Restated Credit Facility and the status of the Covenant Default under the Subordinated Note are discussed in detail below.

         CREDIT FACILITY. On October 31, 1997, the Company obtained an extension of the Forbearance Agreement from Sanwa through November 28, 1997. On November 19, 1997, GSCP and Sanwa signed a Trade Confirmation setting forth, among other things, the principle terms of the Assignment. On November 28, 1997, the Company obtained from Sanwa another extension of the Forbearance Agreement through December 12, 1997. The Company paid Sanwa $123,000 for the two extensions.

         On December 9, 1997, Sanwa and GSCP closed the Assignment, and the Company and GSCP executed the Amended and Restated Credit Agreement (the "Restated Credit Agreement"). At the closing of the Assignment, (1) GSCP purchased, by way of assignment, 100% of Sanwa's loans to the Company under the Credit Facility, (2) Sanwa resigned as Agent under the Credit Facility,
(3) Sanwa assigned all of its security interest in the collateral under the Credit Facility to GSCP and (4) Sanwa executed (and delivered to GSCP and the Company) a release and termination agreement, releasing its interests in the Company's collateral and terminating all of its rights as lender and agent under the Credit Facility.

         RESTATED CREDIT FACILITY. On December 9, 1997, the Assignment closed, and GSCP and the Company entered into the Restated Credit Agreement. On March 27, 1998, GSCP and the Company entered into the First Amendment to the Restated Credit Agreement (the "First Amendment"), which modified certain of the covenants and definitions in the Restated Credit Agreement. From and after March 27, 1998, the term "Restated Credit Agreement," as used herein, means the Restated Credit Agreement, as amended by the First Amendment. The principle terms of the Restated Credit Agreement are as follows:


         The maximum amount of the Restated Credit Facility is $28 million, consisting of (1) a revolving loan facility in an aggregate amount not in excess of the lesser of $21.5 million or the Current Asset Base, as defined below (the "Revolving Loan"), plus (2) a term loan of up to $2.25 million ("Term Loan A") plus (c) a second term loan of up to $4.25 million ("Term Loan B"). The Current Asset Base is an amount equal to (a) 85% of the face amount of eligible accounts receivable (less reserves, if any, as determined by GSCP), (b) the lesser of 70% of the book value of eligible inventory (less reserves, if any, as determined by GSCP) or $10 million and (c) the lesser of the sum of 65% of eligible slotting fees or $5 million. Each tranche of eligible slotting fees declines each month over the remaining term of the Restated Credit Facility (for purposes of its inclusion in the Current Asset
Base) by 1/17th of the dollar amount of such tranche.

         The Restated Credit Facility matures and is payable in full on May 29, 1999 (the "Maturity Date"). The Company may borrow, repay and reborrow under the Revolving Loan through the Maturity Date, at which time the entire outstanding amount of the Revolving Loan will be due and payable. Term Loan A is payable in (1) 17 equal monthly principal installments of $37,500, plus interest, and (2) one final principal installment of $1,612,500, plus interest and any accrued fees, on the Maturity Date. Term Loan B is payable in (1) 17 equal monthly principal installments of $100,000, plus interest, and (2) one final principal installment of $2,550,000, plus interest and accrued fees on the Maturity Date. If the Credit Facility is terminated for any reason prior to the Maturity Date, the entire outstanding balances of the Revolving Loan, Term Loan A and Term Loan B will be due and payable on the effective date of such termination.

         The Revolving Loan and Term Loan A bear interest at the greater of
(1) the prime rate, as reported from time to time in the WALL STREET JOURNAL (the "Prime Rate"), plus 2.0%, or (2) 9%. Term Loan B bears interest at the rate of 11.75% fixed. So long as an event of default shall have occurred and be continuing, interest will be payable at the default rate, i.e., the otherwise applicable interest rate plus an additional 2%.

         At the closing of the Restated Credit Facility, the Company (1) paid GSCP an acquisition fee in the amount of $280,000, an initial line fee in the amount of $280,000, an initial slotting line fee in the amount of $5,000, an initial loan servicing fee in the amount of $3,500 and a legal documentation review fee in the amount of $1,000, (2) granted the GSCP Warrant (as defined below) to GSCP and (3) paid Dabney Resnick Imperial LLC ("DRI"), the Company's exclusive debt placement agent who introduced the Company to GSCP, a financing fee in the amount of $560,000. See SIENA AND BWHI WARRANTS below for a discussion of the additional compensation the Company paid to affiliates of DRI for services rendered by DRI in connection with the closing of the Restated Credit Facility. See GSCP WARRANT below for a discussion of the terms of the GSCP Warrant.

         During the term of the Restated Credit Facility, the Company has agreed to pay GSCP (a) an unused line fee in an amount equal to 0.5% per annum, payable monthly in arrears, (b) a monthly line fee, commencing on the first anniversary of the closing of the Restated Credit Facility, in an amount equal to $23,333, monthly in advance, (c) a monthly loan servicing fee in an amount equal to $3,500, payable monthly in advance, (d) a financial analysis fee in the amount of $650 per man day, plus reasonable expenses, payable on demand, (e) an appraisal fee in the amount of $1,000 per man day, plus reasonable expenses, payable on demand, (f) a legal documentation fee in the amount of $1,000, payable in advance on the first anniversary of the closing of the Restated Credit Facility and (g) all other fees, costs and expenses incurred by GSCP in connection with any matters contemplated in the Restated Credit Agreement.

         The Restated Credit Facility contains standard and customary representations, warranties and covenants for a debt facility of this type. The Company and GSCP made no material changes to the representations, warranties and covenants in the Credit Facility, except to amend and restate the financial covenants. The Company's minimum EBITDA covenant requirements were reset as follows: (1) no less than $1.2 million of EBITDA for the first two quarters of Fiscal Year 1998; (2) no less than $2.3 million of EBITDA for the first three quarters of Fiscal Year 1998; (3) no less than $5.7 million of EBITDA for Fiscal Year 1998; and (4) no less than $5.7 million of EBITDA for the first quarter of Fiscal 1999 plus the last three quarters of Fiscal Year 1998. The Company's Total Capital Funds ("TCF") covenant requirements were reset as follows: (a) no less than $62 million of TCF as of the end of the first quarter of Fiscal Year 1998; (b) no less than $62 million as of the end of the second quarter of Fiscal Year 1998; (c) no less than $62 million as of the end of the third quarter of Fiscal Year 1998; (d) no less than $62 million as of the end of the fourth quarter of Fiscal Year 1998; and
(e) no less than $61 million as of the end of the first quarter of Fiscal Year 1999. The Company has agreed to deliver its revised business plan to GSCP on or before April 30, 1998. GSCP, in turn, has agreed to revisit the financial covenant requirements with the Company after it has reviewed the revised business plan.

         Immediately following the closing on December 9, 1997, the outstanding balance of the Restated Credit Facility was $15,565,061, consisting of (1) $9,065,061 of the Revolving Loan, (2) the full amount of Term Loan A (i.e., $2,250,000) and (3) the full amount of Term Loan B (i.e., $4,250,000). The Company paid $569,500 in fees and $226,511 in other closing costs and expenses.

         See SUBORDINATED NOTE below for a discussion of the subordination of Dilmun's right to be repaid under the Subordinated Note to GSCP's right to be repaid under the Restated Credit Facility.

         SUBORDINATED NOTE. On December 27, 1996, the Company and Dilmun entered into the Subordinated Note facility and the Company drew down the full amount available under the Subordinated Note, i.e., $15 million.

         As discussed above, the Covenant Default under the Subordinated Note has existed since March 1997. The Company has asked Dilmun for (1) a waiver and/or forbearance with respect to the Covenant Default and (2) certain related amendments to the Subordinated Note. The parties have not been able to reach agreement on the terms of such waiver and/or amendment. Consequently, the Covenant Default under the Senior Subordinated Note Facility still exists. To date, Dilmun has not notified the Company of the occurrence of an Event of Default (as defined) under the Subordinated Note.

         In connection with the closing of the Subordinated Note in December 1996, Dilmun and BIB Holdings (Bermuda) Ltd ("BIB") entered into a Subordination Agreement with Sanwa. Pursuant thereto, Dilmun and BIB agreed, subject to certain conditions and restrictions, that the Subordinated Note would be subordinated and subject in right of payment to the prior payment in full in cash of all of the Company's obligations to Sanwa (and its successors and assigns) and the other Senior Lenders under the Credit Facility. By reason of the structure of GSCP's acquisition of the Credit Facility as an Assignment and assumption of the Credit Facility and not as a refinancing thereof, GSCP has succeeded to all of Sanwa's rights, benefits and privileges under the Subordination Agreement.

         The Subordination Agreement provides that, upon the occurrence and during the continuation of a default by the Borrower under the Subordinated Note (other than by reason of a payment default or a blockage period), Dilmun may demand payment of any portion of the Subordinated Note then due but cannot take any action to enforce payment of such amount or take any other collection effort with respect thereto until the earliest to occur of certain events (a "Trigger Event"). The Covenant Default, Sanwa's assignment of the Credit Facility to GSCP and the closing of the Restated Credit Agreement were not (and are not) Trigger Events. Accordingly, Dilmun does not have the right, based solely on the occurrence of the Covenant Default and/or Sanwa's assignment of the Credit Facility to GSCP and/or the closing of the Restated Credit Facility, to take any action to enforce repayment of the Subordinated Note or to take any other collection action with respect thereto.

         In the absence of a waiver from Dilmun, there can be no assurance that Dilmun will not make demand for repayment of the Subordinated Note and attempt to collect the entire outstanding balance thereunder, notwithstanding the standstill provisions in the Subordination Agreement.

         SIENA AND BWHI WARRANTS. In September 1996, the Company borrowed $3 million (the "Bridge Facility") from Siena Capital Partners, L.P., an affiliate of DRI ("Siena"). In connection with the closing of that transaction, the Company granted Siena four warrants (the "Siena Warrants"). The Company repaid the Bridge Facility with a portion of the proceeds from the Subordinated Note and, upon such repayment, the first Siena warrant, covering 100,000 shares of Company Common Stock (with an exercise price of $3.00 per share), vested and the other three Siena Warrants expired. In connection with the closing of the Restated Credit Facility, as additional compensation for services rendered by DRI in connection therewith, the Company agreed to reduce the exercise price of the Siena Warrant to $1.5625 per share of Common Stock.

         In December 1996, in connection with the closing of the Subordinated Note, as compensation for services rendered by DRI in connection therewith, the Company granted Brothers Warrant Holdings I, an affiliate of DRI ("BWHI"), a warrant to acquire up to 400,000 shares of Company Common Stock at an exercise price of $3.4375 per share (the "BWHI Warrant"). The BWHI Warrant is fully vested. In connection with the closing of the Restated Credit Facility, as additional compensation for services rendered by DRI in connection therewith, the Company agreed to reduce the exercise price of the BWHI Warrant to $1.5625 per share of Common Stock.

         GSCP WARRANT. In connection with the closing of the Restated Credit Facility, the Company granted GSCP a warrant (the "GSCP Warrant") to acquire up to 400,000 shares of Common Stock at an exercise price of $1.50 per share. The term of the GSCP Warrant is five years. The GSCP Warrant has standard anti-dilution protection. In addition, at GSCP's election, GSCP may require the Company to, and the Company has agreed to, redeem the GSCP Warrant at a redemption price of 50% of the warrant exercise price ($0.75 per GSCP Warrant share at December 26, 1997) upon the occurrence of (a) a change of control of the Company, (b) an early termination of the Restated Credit Agreement or (c) at any time within thirty days prior to the expiration of the GSCP Warrant.

         BIB WARRANTS. In connection with the closing of the Subordinated Note, the Company and BIB entered into a Warrant Agreement (the "BIB Warrant Agreement") entitling BIB to purchase up to 1,245,000 shares of Common Stock (the "BIB Warrant Shares"), at an exercise price of $.25 per share (the "BIB Warrant"). 265,600 BIB Warrant Shares vested on the closing date. Another 265,600 BIB Warrant Shares vested on December 27, 1997. The remaining 713,800 BIB Warrant Shares will vest in varying installments on the second through fifth anniversaries of the closing date if the Subordinated Note is not paid in full on or before each anniversary date.

TRADEMARKS

         The Company owns trademarks which are the subject of registrations or pending applications in the U.S. Patent and Trademark Office for many of the trademarks that it uses, including BROTHERS, HILLSIDE COFFEE, CAFE DU JOUR, COUNTRY MILL and FAIRWINDS. The Company believes that its common law and registered trademarks have significant value and goodwill and that some of its trademarks are instrumental to its ability to create demand for and market its products. From time to time, the Company files applications for new trademarks. There can be no assurance that the Company's pending applications will be granted or that the Company's other trademarks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using the trademarks, any of which could have an adverse effect on the Company.

SEASONALITY AND FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

         The Company's business is seasonal, with increased sales during the colder months. As a result, in a typical year, a substantial portion of the Company's sales and operating results occur during the fourth quarter of each year. The Company's working capital requirements fluctuate each year, with its greatest needs during its third and fourth quarters. The Company's results of operations for any particular quarter may not necessarily be indicative of its results of operations for any other particular quarter or for the whole year. The timing of slotting fee payments, other similar payments and product introduction costs in connection with grocery store and supermarket accounts and the amount of revenue contributed by such new accounts may cause the Company's quarterly results of operations to fluctuate in the future. See PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, and PART I, ITEM 1. BUSINESS -- Supply of Coffee, and Note 1 to the Notes to Consolidated Financial Statements contained elsewhere herein.

REGULATION

         The production and marketing of the Company's products are subject to the rules and regulations of various federal, state and local health agencies, including the United States Food and Drug Administration (the "FDA"). The FDA also regulates the labeling of the Company's products. To the best of its knowledge, the Company is currently in compliance with all federal, state and local food and drug and labeling laws and regulations.

CUSTOMERS, SUPPLIERS AND RESEARCH AND DEVELOPMENT

         During Fiscal Year 1997, (1) two supermarket chains comprised 17% and 11% of the Company's net sales, respectively, (2) no supplier supplied 10% of more of the Company's green coffee inventory and (3) the Company did not expend any funds for research and development ("R&D"). The company lost certain customers in Fiscal Year 1997. However, none of those customers accounted for 10% or more of the Company's total gross or net sales in Fiscal Year 1997. It is customary in the wholesale distribution channel for coffee suppliers, such as the Company, to gain and lose customers each year. Every year, certain of the Company's arrangements with grocery stores and supermarkets come up for renewal. Each year the Company writes new distribution arrangements, loses certain existing distribution arrangements and renews certain existing distribution arrangements. See PART I, ITEM 1. BUSINESS -- COMPETITION and PART I, ITEM 1. BUSINESS -- THE COMPANY'S WHOLESALE DISTRIBUTION STRATEGY above.

EMPLOYEES

         As of December 26, 1997, the Company employed approximately 363 persons, none of whom were represented by a union. The Company believes that its employee relations are generally good.

ITEM 2.  PROPERTIES

         The Company's headquarters are located in Boca Raton, Florida, and consist of approximately 22,500 square feet of office space. The space is leased by the Company pursuant to a lease which expires in May 1999. This space is used for sales, marketing and administration. In addition, the Company leases space at the following facilities:

                           APPROXIMATE
                              SQUARE                                          LEASE
LOCATION                     FOOTAGE               TYPE                       EXPIRATION
--------                   -----------             ----                       ----------
Houston, TX                  233,000       Production/Warehouse               June 2006
Londonderry, NH               10,400       Warehouse/Administrative Office    November 1998
Fort Lauderdale, FL            6,900       Warehouse                          November 1998
Commerce City, CO              7,500       Warehouse                          February 2001
Lawrenceville, GA             10,000       Warehouse                          November 1999

The Company also stores inventory and green coffee at approximately 25 small warehouses and 28 other small storage sites pursuant to storage contracts and bailment arrangements.

ITEM 3.  LEGAL PROCEEDINGS

         GLORIA JEAN'S FRANCHISE LITIGATION. In June 1994, a former franchisee filed suit against Edglo Enterprises, Inc., the parent of Gloria Jean's ("Edglo"). The former franchisee claimed, among other things, that Edglo made material misrepresentations and omissions and failed to provide appropriate expertise and support. The former franchisee was seeking damages of $3.9 million plus punitive damages of three time's actual damages as well as attorney's fees. The Company sold Edglo to Second Cup in 1995. In connection therewith, the Company agreed to indemnify Second Cup for any costs associated with the Gloria Jean's Franchise Litigation. In April 1997, the parties entered into a settlement agreement and Release, pursuant to which (a) the defendants agreed to pay $2,200,000 in cash, and to deliver 76,667 shares of the Company's common stock, to the plaintiffs' in satisfaction of all of their claims. The $2,200,000 was funded as follows:
(a) $2,015,000 came from the Company (of which approximately $992,000 was funded out of the escrowed purchase price from the sale of Gloria Jean's) and
(b) $185,000 came from the other defendants and their counsel. The Company issued 76,667 shares of its common stock to the plaintiffs in January 1998.

         SHAREHOLDER LAWSUITS. The Company was a defendant in two different class action lawsuits, a federal securities class action and a state law derivative class action (collectively, the "Shareholder Lawsuits"). The federal securities class action alleged, among other things, violations of federal securities laws in connection with the Company's initial public offering ("IPO") and misstatements in certain of the Company's subsequent securities law filings. The state law derivative class action alleged, among other things, breach of fiduciary duty and waste of corporate assets. In April 1997, the court approved the settlement of the Shareholder Lawsuits on the following terms: (a) the plaintiff class received $3,000,000 in cash and the Company transferred to the plaintiff class 1,848,118 shares of its freely tradeable Common Stock, (b) the parties entered into mutual general releases and (c) the Shareholder Lawsuits were dismissed. The Company's insurance carrier and other defendants funded the $3,000,000 cash settlement. The Company issued 462,029 and 1,386,089 shares of its common stock to the plaintiffs' counsel and the plaintiffs in July 1997 and January 1998, respectively. In December 1997, the Company received 166,066 shares of the Company's common stock from one of the other defendants in the litigation in exchange for a release from the Company of all potential claims arising out of, or related to, the Shareholder Lawsuits.

         KONA COFFEE CLASS ACTION. In January 1997, the Company was named as a defendant in a class action lawsuit filed by a group of coffee producers (the "Kona Litigation"). The plaintiffs have alleged that the defendants, which includes various retailers, distributors and roasters of coffee, conspired to, and did in fact, flood the world wide markets with cheaper and inferior grades of coffee under the false label "Kona Coffee" and that such actions artificially depressed the price of the plaintiffs' coffee crops, damaged the reputation enjoyed by Kona Coffee and wrongfully allowed the defendants to achieve extraordinary profits which should be disgorged to the plaintiffs. In January 1998, the Court approved a magistrate's ruling, which granted the defendants' motion to deny class certification of the litigation. The plaintiffs are in the process of appealing this ruling.

         In January 1998, the Company's insurer notified the Company that it had agreed to assume defense of the case, subject to its standard reservation of rights. The insurer is reviewing the legal and other litigation-related bills paid to date by the Company for the purpose of determining which bills it will reimburse to the Company.

         The defendants, including the Company, are in negotiations with the plaintiffs to settle this litigation. In the meantime, pending the results of those negotiations, the Company intends to continue to defend vigorously this litigation. It is not possible at this time to predict the outcome of this litigation.

         ADAMS & WABASH COFFEE BAR LITIGATION. In December 1996, the landlord for the Adams & Wabash Coffee bar sued the Company, as guarantor on the lease, for the unpaid rents, other damages, expenses and attorney fees. In June
1997, the landlord obtained a judgment against the Company for $350,000. In January 1998, the Company and the landlord settled the claim for $250,000, and the landlord dismissed the suit and terminated the lease with the Company. At December 26, 1997, the claim was included in accrued loss and other costs for discontinued retail operations.

         NASSAU & LIBERTY DARK LEASE LITIGATION. In 1997, the landlord for the Nassau & Liberty Dark Lease sued and obtained a judgment against the Company for unpaid rents through February 1996, costs and attorney's fees totaling $128,000. The landlord has filed another action against the Company for unpaid rents from March 1996 through June 1997 totaling $270,000. The Company is appealing the court decision and has posted a bond to stay collection of any part of the judgment pending the decision on the appeal. The Company has estimated $111,000 to settle this claim and has reserved for this contingency in accrued loss and other costs for discontinued retail operations.

         EMPLOYEE LITIGATION. A former officer has sued the Company in Florida State Court for (1) $375,000 in fees allegedly owed to him for consulting services that he rendered to the Company in 1995, (2) approximately $18,000 of out-of-pocket expenses incurred by him in rendering such consulting services and (3) attorneys' fees and costs. The lawsuit alleges breach of an oral consulting contract, detrimental reliance by the former officer and quantum merit. The Company believes that it agreed to pay the consulting fees sought by the former officer only if it successfully completed a strategic alliance transaction in 1995. Such a transaction never occurred. The Company has offered to pay the former officer $30,000 in complete settlement of all of his claims (consisting of the former officer's out-of-pocket expenses plus $12,000; any remaining amounts being referred to herein as the "Disputed Claims"). The former officer has not responded to the Company's offer. In the meantime, the parties have continued to conduct discovery. In the event the former officer does not accept the Company's settlement offer, the Company intends to continue to defend vigorously the Disputed Claims. It is not possible at this time to predict the outcome of this litigation.

         SECOND CUP WARRANTY CLAIMS/LITIGATION. In connection with the sale of Gloria Jean's, the Company indemnified Second Cup for representations and warranties under the purchase agreement. In January 1998, the Company agreed to pay $441,000 of the sales proceeds held in escrow to Second Cup for the settlement of certain of the outstanding claims. The Company and Second Cup are currently negotiating the settlement of claims totaling an additional $1,319,000. The amount of certain other claims is not determinable at December 26, 1997. The Company disputes certain claims and amounts of certain claims. The Company has provided $400,000 in accrued loss and other costs for discontinued retail operations for such claims. Sales proceeds of $967,000 are still being held in escrow to pay any remaining obligations under the purchase agreement.

         OTHER LITIGATION. The Company is also involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these routine legal proceedings will have a material adverse effect on the financial condition or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders of the Company during the fourth quarter of Fiscal Year 1997.

      In May, 1997 at the annual meeting of stockholders of the Company, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 15,000,000 to 25,000,000.

                               PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Brothers' Common Stock is listed on the National Association of Securities Dealers Automated Quotation ("NASDAQ") National Market, trading under the symbol "BEAN." Information on sales prices for the Common Stock is set forth below:

                                         HIGH              LOW
                                         ----              ---
First Quarter 1996                       4-1/4             3-1/2
Second Quarter 1996                      4-1/2             3-7/16
Third Quarter 1996                       3-9/16            2-5/16
Fourth Quarter 1996                      3-3/8             2-1/4

First Quarter 1997                       4-5/8             2-1/2
Second Quarter 1997                      3-1/4             2-1/16
Third Quarter 1997                       2-7/8             1-1/2
Fourth Quarter 1997                      2                 15/16

First Quarter 1998 (1)                   1-3/16            1/2

--------------------
      (1)  Through March 23, 1998.

      As of December 26, 1997, there were approximately 302 holders of record and in excess of 2,500 beneficial owners of the Company's Common Stock.

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


ITEM 6.   SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

      The following selected financial data for Fiscal Years 1993, 1994, 1995, 1996 and 1997 are derived from the Company's consolidated financial statements. The operating results of discontinued operations, including provisions for estimated losses during the phase-out period, have been segregated from continuing operations and reported as a separate line item on the statement of operations for Fiscal Years 1993, 1994, 1995, 1996 and 1997. The data should be read in conjunction with the consolidated financial statements, selected notes and other financial statements included herein.

                                                                      (In thousands, except per share data)

                                                       1993(1)        1994            1995             1996             1997
                                                       ----           ----            ----             ----             ----
STATEMENT OF OPERATIONS DATA:
  Sales                                              $ 74,879        $114,165        $ 95,005         $ 72,577        $ 70,122
  Cost of goods sold                                   37,306          58,675          56,460           39,716          37,626
                                                     --------        --------        --------         --------        --------
    Gross profit                                       37,573          55,490          38,545           32,861          32,496
  Distribution, selling and
   marketing expenses                                  23,185          33,604          35,164           26,186          28,700
  Administrative expenses                               4,965           8,705           9,694            5,640           5,997
  Amortization of intangibles                           3,184           3,785           3,373            2,784           2,676
  Restructuring charges                                 7,000              --             945              291              --
                                                     --------        --------        --------         --------        --------
  Operating income (loss) from
   continuing operations                                 (761)          9,396         (10,631)          (2,040)         (4,877)
  Other (income) expenses
    Interest expense, net                               4,541           1,625           2,523            2,140           4,059
    Litigation settlement                                  --              --              --            5,500              --
    Debt restructuring costs                               --              --              --               --             453
    Other (income) expenses                              (173)           (538)             47               76              84
                                                     --------        --------        --------         --------        --------
  Income (loss) from continuing
   operations                                          (5,129)          8,309         (13,201)          (9,756)         (9,473)
  Income (loss) from discontinued
   operations                                           1,782            (810)        (43,794)          (1,400)         (3,200)
  Extraordinary item--loss from early
   extinguishment of debt                              (4,472)             --              --             (156)             --
                                                     --------        --------        --------         --------        --------
  Net income (loss)                                    (7,819)          7,499         (56,995)         (11,312)        (12,673)

  Preferred stock dividend                                850              --              --               --              --
                                                     --------        --------        --------         --------        --------
  Net income (loss) applicable to
   common shares                                     $ (8,669)       $  7,499        $(56,995)        $(11,312)       $(12,673)
                                                     --------        --------        --------         --------        --------
                                                     --------        --------        --------         --------        --------
Loss per common share and loss per
common share -- assuming dilution:
  Income (loss) from
   continuing operations                             $  (0.67)       $   0.70        $  (1.18)        $  (0.87)       $  (0.75)
                                                     --------        --------        --------         --------        --------
                                                     --------        --------        --------         --------        --------
  Income (loss) before
   extraordinary item                                $  (0.44)       $   0.63        $  (5.10)        $  (1.00)       $  (1.01)
                                                     --------        --------        --------         --------        --------
                                                     --------        --------        --------         --------        --------
  Net income (loss)                                  $  (1.13)       $   0.63        $  (5.10)        $  (1.01)       $  (1.01)
                                                     --------        --------        --------         --------        --------
                                                     --------        --------        --------         --------        --------
OTHER DATA:
  Earnings before interest, income
   taxes, depreciation and amortization
   ("EBITDA", as defined)(2)                         $ 15,285        $ 24,219        $  4,980         $ 10,028        $  7,210
 Cash used in operating
  activities                                           (8,970)        (12,051)         (4,331)          (5,254)           (747)
 Cash (used in) provided by investing
  activities                                          (78,870)         (8,197)         20,104            1,664          (5,368)
  Cash provided by (used in) financing
   activities                                          90,851          15,569         (15,773)           3,590           6,115
BALANCE SHEET DATA (AT END OF PERIOD):
  Working capital(3)                                 $ 17,238        $ 22,530        $ 13,687         $ 12,164        $ 11,974
  Total assets                                        165,417         186,297         110,325          109,205          99,013
  Long-term debt(4)                                    19,370          35,035          19,004           21,785          29,556
  Stockholders' equity                                122,000         129,461          72,757           64,932          57,760

--------------------------------
(1) See PART I. ITEM 1. BUSINESS - THE COMPANY above for a discussion of acquisitions by the Company during fiscal year 1993.

(2) Excludes restructuring charges, litigation settlement, debt restructuring costs and extraordinary items. Amortization includes amortization of intangible as well as amortization of prepaid promotional expenses. EBITDA is not intended to represent cash flow from operations as defined by Generally Accepted Accounting Principles ("GAAP") and should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA is included in this table as it is a basis upon which the Company assesses its financial performance. In addition, certain covenants in the Company's borrowing arrangements are tied to similar measures.

(3) Excludes current maturities of long-term debt.

(4) Includes current maturities of long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the information set forth under PART II, ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA and the consolidated financial statements and notes thereto for the Company included elsewhere herein. The following discussion of financial data for Fiscal Years 1997, 1996 and 1995 are derived from the Company's consolidated financial statements.

         The operating results of discontinued operations, including provisions for estimated losses during the phase-out period, have been segregated from continuing operations and reported as a separate line item on the statement of operations for Fiscal Years 1997, 1996, 1995, 1994 and 1993.

         The data set forth below should be read in conjunction with the consolidated financial statements, selected notes and other financial statements included herein.

FISCAL YEAR 1997 COMPARED WITH FISCAL YEAR 1996

         The information set forth below compares the Company's operating results for Fiscal Year 1997 with its operating results for Fiscal Year 1996.

         NET SALES. Net sales decreased by $2.5 million, or 3.4% in Fiscal Year 1997 compared to Fiscal Year 1996. The decrease was due principally to a $6.5 million reduction in volume (1.4 million pounds) as a result of the loss of certain customers and decreased consumer demand for gourmet coffee due to higher retail coffee prices. The decrease was offset in part by $4.0 million of improved sales price realization ($.29 per pound) due to higher wholesale coffee prices.

         COST OF GOODS SOLD. Cost of goods sold decreased by $2.1 million, or 5.3%, in Fiscal Year 1997 compared to Fiscal Year 1996. The decrease occurred principally as a result of (1) a 1.4 million decline in pound volume resulting in a $3.6 million reduction in cost of goods sold, (2) a $2.1 million reduction due to the sale of green coffee and (3) a $.7 million decrease in packaging and plant labor and overhead costs. These reductions were offset in part by a $4.3 million increase in green coffee costs ($.33 per pound).

         DISTRIBUTION, SELLING AND MARKETING EXPENSES. Distribution, selling and marketing expenses increased by $2.5 million, or 9.6%, in Fiscal Year
1997 compared to Fiscal Year 1996. The increase was due principally to increased customer expenses of $1.6 million in the area of rebates and advertising allowances, specifically for new customer agreements and customer renewals. Direct store delivery ("DSD") costs increased $.8 million as a result of the increase in the number of DSD routes and related vehicle, rent and payroll costs. The number of new routes increased by 10, or 20.4%, since the third quarter of Fiscal Year 1996. Advertising expenses increased by $.1 million due to an increase in consumer promotions. Distribution, selling and marketing expenses, as a percentage of sales, increased to 40.9% in Fiscal Year 1997 compared to 36.1% in Fiscal Year 1996.

         ADMINISTRATIVE EXPENSES. Administrative expenses increased by $.4 million, or 6.3%, in Fiscal Year 1997 compared to Fiscal Year 1996. The increase was due principally to a $.3 million increase in legal expenses associated with the Kona Coffee Class Action.

         AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased by $.1 million, or 3.9% in Fiscal Year 1997 compared to Fiscal Year 1996 due to reductions in amortization of non-compete agreements.

         RESTRUCTURING CHARGES. Restructuring charges decreased by $.3 million, in Fiscal Year 1997 compared to Fiscal Year 1996. The decrease was due principally to the Company's implementation of its 1995 Restructuring Plan, the closing of its Denver, Colorado and Pittsburgh, Pennsylvania roasting and packaging facilities, the payment of certain severance costs and the payment of other related restructuring costs.

         OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS. As a result of the above mentioned factors, the operating loss from continuing operations increased by $2.8 million in Fiscal Year 1997 compared to Fiscal Year 1996.

         INTEREST EXPENSE. Interest expense increased by $1.9 million, or 89.7%, in Fiscal Year 1997 compared to Fiscal Year 1996. The increase was due principally to higher outstanding borrowings and higher effective interest rates under the Company's outstanding indebtedness.

         DEBT RESTRUCTURING COSTS. During the third quarter of Fiscal Year 1997, the Company expensed $.5 million of debt restructuring costs. These costs included $.2 million of increased costs due to Covenant Defaults under the Credit Facility and Subordinated Note, $.2 million for bank commitment fees associated with a restructuring of the Credit Facility that was not finalized and $.1 million of debt costs associated with the Credit Facility that was written off at the closing of the Restated Credit Facility.

         INCOME (LOSS) FROM DISCONTINUED OPERATIONS. Loss from discontinued operations increased by $1.8 million, in Fiscal Year 1997 compared to Fiscal Year 1996. During 1997, the Company accrued an additional $1.4 million for the Gloria Jean's Franchise Litigation, plus an additional $1.8 million for remaining obligations associated with the sale of the Gloria Jean's business and the closing of its Coffee Bars.

         EXTRAORDINARY ITEM. Extraordinary item decreased by $.1 million in Fiscal Year 1997 compared to Fiscal Year 1996. No extraordinary items were recorded in Fiscal Year 1997.

         NET INCOME (LOSS). Net loss increased by $1.4 million, or 12.1%, in Fiscal Year 1997 compared to Fiscal Year 1996. The increase was due principally to decreased gross profit, higher operating expenses, higher interest and loss on discontinued retail operations, partially offset by the decreased litigation settlement.

FISCAL YEAR 1996 COMPARED WITH FISCAL YEAR 1995

         The information set forth below compares the Company's operating results for Fiscal Year 1996 with its operating results for Fiscal Year 1995.

         SALES. Sales decreased by $22.4 million, or 23.6%, in Fiscal Year 1996 compared to Fiscal Year 1995, principally due to a 4.3 million decline in pound volume. The decline resulted from (1) the loss of certain customers (approximately $10.8 million), (2) reductions in sales due to pricing pressures (approximately $2.0 million) and (3) same store sales declines (approximately $9.6 million). Competitive pressure to provide unprofitable promotional contracts, principally in the form of product placement costs, was the primary reason for the loss of customers. Also, liquidity constraints limited the Company's ability to increase its marketing and promotional spending on its products.

         COST OF GOODS SOLD. Cost of goods sold decreased by $16.7 million, or 29.7%, in Fiscal Year 1996 compared to Fiscal Year 1995. The decrease occurred principally as a result of (1) a 4.3 million decline in pound volume resulting in a $10.8 million reduction in cost of goods sold, (2) a $0.32 per pound decline in green coffee and other material costs resulting in a $4.9 million decline in cost of goods sold (3) and a reduction in plant labor and overhead costs resulting in a $1.0 million reduction in cost of goods sold.

         GROSS PROFIT AND GROSS PROFIT MARGIN. Gross profit decreased by $5.7 million, or 14.7%, in Fiscal Year 1996 compared to Fiscal Year 1995. Lower sales volume of 4.3 million pounds reduced gross profit by $11.6 million partially offset by a $4.9 million decline in green coffee and material costs and a $1.0 million reduction in plant labor and overhead costs.

         Gross profit margin as a percentage of sales improved from 40.6% in Fiscal Year 1995 to 45.3% in Fiscal Year 1996, principally due to lower green coffee and material costs, and lower plant overhead costs.

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

         ADMINISTRATIVE EXPENSES. Administrative expenses decreased by $4.1 million, or 41.8%, in Fiscal Year 1996 compared to Fiscal Year 1995, principally due to (1) $1.2 million in lower salaries and payroll expenses,
(2) $1.5 million in reduced professional fees and (3) $1.4 million in reduced bad debt expense. Administrative expenses decreased from 10.2% of sales in Fiscal Year 1995 to 7.8% of sales in Fiscal Year 1996.

         AMORTIZATION OF INTANGIBLES. Amortization of intangibles decreased by $.6 million, or 17.5%, in Fiscal Year 1996 compared to Fiscal Year 1995 due to reductions in amortization of non-compete agreements.

         RESTRUCTURING CHARGES. Restructuring charges decreased by $.7 million, or 69.2%, in Fiscal Year 1996 compared to Fiscal Year 1995 due to the Company's implementation of its 1995 Restructuring Plan, the closing of its Denver, Colorado and Pittsburgh, Pennsylvania roasting and packaging facilities, the payment of certain severance costs and the payment of other related restructuring costs.

         OPERATING INCOME (LOSS) FROM CONTINUING OPERATIONS. As a result of the above mentioned factors, the operating loss from continuing operations decreased by $8.6 million, or 80.8%, in Fiscal Year 1996 compared to Fiscal Year 1995.

         INTEREST EXPENSE. Interest expense decreased by $.4 million, or 15.2%, in Fiscal Year 1996 compared to Fiscal Year 1995 due to lower outstanding borrowings under the Company's revolving credit facilities.

         LITIGATION SETTLEMENT. Litigation settlement expense increased $5.5 million during Fiscal Year 1996 compared to Fiscal Year 1995. In late 1996, the Company agreed to settle the Shareholder Class Action and Shareholder Derivative Action. The combined settlement aggregated $8.5 million, $3.0 million of which was paid by the Company's insurance carrier and other defendants. The Company agreed to pay the remaining $5.5 million in the form of freely tradeable common stock to be issued by the Company.

               INCOME (LOSS) FROM DISCONTINUED OPERATIONS. Loss from discontinued retail operations and loss on disposal of discontinued retail operations decreased by $42.4 million in Fiscal Year 1996 compared to Fiscal Year 1995.

               EXTRAORDINARY ITEM. Extraordinary item increased $.2 million in Fiscal Year 1996 compared to Fiscal Year 1995. The Company incurred a $.2 million extraordinary loss from early extinguishment of debt during Fiscal Year 1996.

               NET INCOME (LOSS). Net loss decreased by $45.7 million, or 80.2%, in Fiscal Year 1996 compared to Fiscal Year 1995 due primarily to decreases in cost of goods sold, lower operating expenses and decreased loss from discontinued retail operations partially offset by the litigation settlement.

YEAR 2000 COMPLIANCE

         Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting or replacing various programs, hardware and instrumentation systems to make them Year 2000 compatible. The Company's Year 2000 project is comprised of two components - business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers, whose Year 2000 problems could potentially impact the Company. Equipment exposures consist of personal computers, system servers, telephone equipment and roasting and packaging equipment whose Year 2000 problems could also impact the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.


LIQUIDITY AND CAPITAL RESOURCES

         In December 1997, GSCP acquired, by way of assignment, 100% of the Company's loans under the Credit Facility, and, in connection therewith, the Company and GSCP amended and restated the Credit Facility. The Restated
Credit Facility consists of (1) up to a $21.5 million Revolving Loan, (2) a $2.25 million Term Loan A and (3) a $4.25 million Term Loan B. Immediately following the closing, the outstanding balance of the Restated Credit
Facility was $15.565 million consisting of (1) $9.065 million of the Revolving Loan, (2) all $2.25 million of Term Loan A and (3) all $4.25 million of Term Loan B. The Company paid $.6 million in fees and $.2 million in other closing costs and expenses. The Restated Credit Facility matures on May 29, 1999. The Revolving Loan and Term Loan A bear interest at prime plus 2%. Term Loan B bears interest at 11.75% fixed.

         In December 1996, the Company entered into the Subordinated Note financing with Dilmun. The Subordinated Note is in the principal amount of $15 million, matures on December 26, 2002 and bears interest at 11.25% fixed. At December 26, 1997, the Company was not in compliance with the cash flow to debt service covenants in its Subordinated Note agreement. Pursuant to the terms of the Subordinated Note, management has determined that the lender does not have the right to accelerate repayment of the Subordinated Note solely because of the covenant defaults and, accordingly, the Company has continued to classify the outstanding borrowings as long-term.

         As of December 26, 1997, the Company had outstanding $32.7 million of institutional indebtedness, consisting of $17.7 million under its Restated Credit Facility and $15.0 million under the Subordinated Note.

         During Fiscal Year 1997, the Company's weighted average interest expense was 9.4%.

         During Fiscal Year 1997, the Company used the proceeds from its debt facilities, proceeds from operations and proceeds from sales of discontinued operations to fund (1) $5.8 million of capital expenditures and (2) $.8 million of cash used in continuing and discontinued operations.

         During Fiscal Year 1997, the Company's net cash provided from continuing operating activities was $1.6 million principally due to decreases of (1) $4.3 million in accounts receivable and (2) $4.3 million in inventory.

         The Company expects that its Fiscal Year 1998 expenditures and slotting payments for customer contracts will not exceed $6.0 million principally due to (1) decreases in plant and customer display equipment expenditures and (2) fewer major customer contracts coming up for renewal during Fiscal year 1998. Also, recent declines in green coffee prices during the first quarter of Fiscal Year 1998 will translate into reduced inventory working capital requirements. Reductions in capital expenditures, slotting payments and inventory working capital requirements are expected to improve the Company's liquidity position. Uncertainty regarding the collection of certain receivables and potential liabilities related to the guarantee of certain lease obligations associated with discontinued retail operations may have an adverse effect on the Company's liquidity.

         Based on available resources, the Company will be able to fund its current and long-term capital needs and maintain its commitment to on-going operating growth strategies, which include product promotional expenditures (slotting payments) and capital expenditures for new and existing customers, capital expenditures at the Company's roasting and packaging facility and certain obligations related to discontinued retail operations. At December 26, 1997, borrowing availability under the Revolving Loan was $4.6 million.

SUBSEQUENT EVENTS

         In January 1998, the Company issued the remaining 1,386,089 shares of Common Stock to the plaintiffs in the Shareholder Class Action pursuant to the terms of the settlement agreement executed by the parties during the first quarter of Fiscal Year 1997.

         In January 1998, (a) the Company and Second Cup settled certain of Second Cup's remaining indemnity claims, (b) the Company agreed to release $0.44 million from escrow to Second Cup and (c) Second Cup agreed to withdraw or reduce its remaining claims by $0.12 million and to pay to the Company $0.17 million, all of which was paid directly by Second Cup outside of the escrow.

         In January 1998, The Hartford Insurance Company, one of the
Company's insurers notified the Company that it had agreed to assume the defense of the Kona Litigation, subject to its standard reservation of rights.

         In January 1998, the Company and the landlord agreed to settle the Adams & Wabash Coffee bar Litigation. The Company has agreed to pay the landlord $.25 million and, in exchange therefore, the landlord has agreed to drop all of its claims against the Company, to dismiss its lawsuit and to terminate the lease and release the Company from all further obligations thereunder.

         In March 1998, the Company announced that it had retained the investment banking firm of Schroder & Co., Inc. ("Schroder") to help it evaluate the Company's brand, business and growth strategy and to identify potential methods and opportunities to enhance shareholder value. The Company has formed a special committee of the Board to evaluate potential transactions and opportunities presented by Schroder. In connection with the retention of Schroder, the Board has approved management stay bonus arrangements for certain key employees to retain their services in the event the Company enters into a transaction. At this time, the Company is exploring possible transactions and has not entered into, and is not obligated to enter into, any agreement with any third party to proceed with any transaction.

         On March 27, 1998, GSCP and the Company entered into the First Amendment to the Restated Credit Agreement, which modified certain of the covenants and definitions in the Restated Credit Agreement. See PART I,
ITEM 1. BUSINESS--DEBT FACILITIES above.

IMPACT OF INFLATION

          During Fiscal Year 1994, green coffee cost increases to the Company were not materially related to inflation, but were caused by the effects of weather-related price increases. See PART I, ITEM I. BUSINESS -- SUPPLY OF COFFEE. Recently, green coffee prices have increased over 50%, but these increases do not appear to be inflation related. Such price increases may have an adverse effect on the Company's operating results and profitability in the future. See PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements and supplementary financial data required by this ITEM 8. are set forth in ITEM 14. of this Form 10-K. All information which has been omitted is either inapplicable or not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          The Company had no disagreements with its accountants during Fiscal Year 1997 and during the first quarter of Fiscal Year 1998.

          During the fiscal quarter ended June 27, 1997, the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The Company believes the change is preferable because (1) due to recent operating losses and demands on liquidity, users of the Company's consolidated financial statements are principally interested in understanding the Company's current financial position, and the FIFO method better illustrates that position, (2) the FIFO method provides a better matching of current costs with revenues and (3) the FIFO method is the predominant method used by the Company's competitors and peer group.

          The change in method of inventory costings has been applied retroactively by restating the prior years' consolidated financial statements. The effect of the change was an increase in net loss of $1,131,000 and $3,509,000 during Fiscal Year 1996 and 1995, respectively. The net effect on the balance sheet as of December 27, 1996, was to decrease inventory and increase accumulated deficit by $98,000.

                                  PART III

          The information required by ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; ITEM 11. EXECUTIVE COMPENSATION; ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT"; and ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, is incorporated herein by reference to any amendment filed hereto on Form 10-K/A or, alternatively, to the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission within 120 days from the end of Fiscal Year 1997.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K


(a) AND (d) FINANCIAL STATEMENTS AND SCHEDULE

         The financial statements and schedule listed in the accompanying Index of Financial Statements and Schedule (starting on Page F-1) are filed as part of this Annual Report.


(b) REPORTS ON FORM 8-K

         1. Form 8-K filed with the Securities and Exchange Commission (the "SEC") on December 17, 1997, announcing the closing of the Restated Credit Facility.

         2. Form 8-K filed with the SEC on March 2, 1998, announcing the Company's engagement of Schroder & Co., Inc.

(c) EXHIBITS

         All exhibits listed hereunder, unless otherwise indicated, have previously been filed as exhibits to Registration Statement No. 33-70236 (effective December 9, 1993) and/or subsequent Forms 10-Q, 10-Q/A, Forms 10-K and/or Forms 8-K, when and as so indicated. Such exhibits have been filed with the Securities and Exchange Commission ("Commission") pursuant to the requirements of the Acts administered by the Commission. Such exhibits are incorporated herein by reference under Rule 24 of the Commission's Rules of Practice and Investigations. Certain other instruments which would otherwise be required to be listed below have not been so listed because such instruments do not authorize securities in an amount which exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis and the Company agrees to furnish a copy of any such instrument to the Commission upon request.

Exhibit
Number                            Description
------                            -----------
3.1      Restated Certificate of Incorporation.

3.2 Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to the Company's Report on Form 10-Q, filed August 11, 1997).

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

10.1     Form of Indemnification Agreement.

10.2 Stock Purchase Agreement among the Company, Chock Full O'Nuts Corporation and Hillside Holding Corporation dated October 8, 1993.

10.3 Stock Purchase Agreement among the Company and all of the stockholders of Edglo Enterprises dated October 6, 1993.

10.4     Amended and Restated Stock Option Plan, dated March 1993, as amended.*

10.5     Management Incentive Stock Option Plan dated June 5, 1990, as amended.*

10.6     Non-Qualified Stock Option Plan dated June 5, 1990, as amended.*

10.7 Registration Rights Agreement among the Company and Several Investors dated as of December 30, 1992.

10.8 Registration Rights Agreement among the Company, J.H. Whitney & Co., Whitney 1990 Equity Fund, L.P. and Whitney Subordinated Debt Fund, L.P. dated as of December 30, 1992.

10.9 Registration Rights Agreement among the Company and Several Investors dated as of November 19, 1993.

10.10 Registration Rights Agreement between the Company and Steven Shulman dated as of November 18, 1993.

10.11 First Amendment to Amended and Restated Executive Employment Agreement between the Company and Dennis Boyer, dated as of April 17, 1995 (incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 31, 1995).

10.12 Severance Agreement between the Company and Michael J. Carlin, dated as of April 26, 1995 (incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 31, 1995).

10.13 Stock Purchase Agreement by and between Brothers Retail Corp. and The Second Cup Ltd., dated October 16, 1995, as amended by that certain Amendment to Stock Purchase Agreement, dated November 9, 1995, by and between Brothers Retail Corp. and Gloria Jean's Inc., as assignee of The Second Cup Ltd. (incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the fiscal quarter ended September 30, 1995).

10.14 Agreement of Sale by and among Diedrich Coffee (as Purchaser) and Brothers Coffee Bars, Inc. and Brothers Gourmet Coffees, Inc. (as Sellers), dated as of February 23, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995).

10.15 Executive Employment Agreement by and between the Company and Mr. Donald Breen, dated as of January 18, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995).

10.16 Agreement of Sale by and among Foster Brothers Corporation and Brothers Coffee Bars, Inc., Brothers Gourmet Coffees, Inc., and Brothers Retail Corp., and joined in by Kent Foster, dated as of March 27, 1996 (incorporated by reference to the Company's Quarterly Report filed on Form 10- Q for the fiscal quarter ended March 28, 1996).

10.17 Loan and Security Agreement, by and among Brothers Gourmet Coffees, Inc., as borrower, and Sanwa Business Credit Corporation, as agent and lender, dated as of May 29, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996).

10.18 Agreement of Sale by and among Foster Brothers Corporation and Brothers Coffee Bars, Inc., and Brothers Gourmet Coffees, Inc., and joined in by Kent Foster, dated as of May 30, 1996.

10.19 Credit Support Agreement, by and among Brothers Gourmet Coffees, Inc., J.H. Whitney & Co. and J.P. Bolduc, dated as of May 29, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996).

10.20 Securities Purchase Agreement, by and among Brothers Gourmet Coffees, Inc., as borrower, and Siena Capital Partners, L.P., as lender, dated as of September 20, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1996).

10.21 First Amendment and Consent to Loan and Security Agreement, by and among Brothers Gourmet Coffees, Inc., as borrower, and Sanwa Business Credit Corporation, as agent and lender, dated as of September 20, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1996).

10.22 Second Amendment and Consent to Loan and Security Agreement, by and among Brothers Gourmet Coffees, Inc., as borrower, and Sanwa Business Credit Corporation, as agent and lender, dated as of December 27, 1996 (incorporated by reference to the Company's Report on Form 8-K, dated January 10, 1997).

10.23 Senior Subordinated Note Agreement, by and among Brothers Gourmet Coffees, Inc., as borrower, and Dilmun Financial Services, as lender, dated as of December 27, 1996 (incorporated by reference to the Company's Report on Form 8-K, dated January 10, 1997).

10.24 Forbearance Agreement, by and between the Company and Sanwa, dated as of May 15, 1997 (incorporated by reference to the Company's Report of Form 10-Q/A, dated June 13, 1997).

10.25 Second Amendment to Forbearance Agreement, by and between the Company and Sanwa, dated as of August 15, 1997 (incorporated by reference to the Company's Report of Form 10-Q, dated November 14, 1997).

10.26 Third Amendment to Forbearance Agreement, by and between the Company and Sanwa, dated as of October 31, 1997 (incorporated by reference to the Company's Report of Form 10-Q, dated November 14, 1997).

10.27 Fourth Amendment to Forbearance Agreement, by and between the Company and Sanwa, dated as of November 28, 1997 (incorporated by reference to the Company's Report of Form 10-Q, dated November 14, 1997).

10.28 Amended and Restated Loan and Security Agreement, by and among the Company (as borrower), the Lenders named therein and Goldman Sachs Credit Partners, L.P. as agent and Lender, dated as of December 9, 1997.**

10.29 Subordination Agreement, by and among Sanwa, Dilmun and BIB Holdings (Bermuda) Ltd, dated as of December 27, 1996.**

10.30    First Amendment to (Mr. Breen's) Executive Employment Agreement.

10.31 Letter from Ernst & Young LLP regarding Change of Accounting Method (incorporated by reference to the Company's Report on Form 10-Q, dated August 11, 1997)

10.32 Common Stock Purchase Warrant between the Company and Brothers Warrant Holdings I, dated as of December 27, 1996.**

10.33 Amendment to Common Stock Purchase Warrant between the Company and Brothers Warrant Holdings I, dated as of December 9, 1997.**

10.34 Common Stock Purchase Warrant between the Company and Siena Capital Partners, L.P., dated as of September 20, 1996.**

10.35 Amendment to Common Stock Purchase Warrant between the Company and Siena Capital Partners, L.P., dated as of December 9, 1997.**

10.36 Common Stock Purchase Warrant between the Company and Goldman Sachs Credit Partners, L.P., dated as of December 9, 1997. **

10.37    Form of Senior Management Stay Bonus Letter.  **

10.38    Form of Key Employee Stay Bonus Letter. **

10.39 First Amendment to Amended and Restated Loan and Security Agreement, dated as of March 27, 1998.**

21       List of Subsidiaries.**

23       Consent of Ernst & Young LLP.**

27       Financial Data Schedule.**

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

                             BROTHERS GOURMET COFFEES, INC.


                             By: /s/ DONALD D. BREEN
                                 ----------------------------------
                                 DONALD D. BREEN
                                 PRESIDENT, CHIEF EXECUTIVE OFFICER
                                 AND CHIEF FINANCIAL OFFICER

                             Date: April 7, 1998


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following person on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURES                      TITLE                           DATE
     ----------                      -----                           ----

/s/ DONALD D. BREEN       President, Chief Executive Officer,     April 7, 1998
-----------------------   Chief Financial Officer, Treasurer
DONALD D. BREEN           (Principal Executive Officer and
                          Principal Financial Officer)
                          and Director

/s/ BARRY BILMES          Vice President of Finance and           April 7, 1998
------------------------  Administration (Principal Accounting
BARRY BILMES              Officer)

/s/ ELIAS F. ABURDENE     Director                                April 7, 1998
------------------------
ELIAS F. ABURDENE

/s/ J. P. BOLDUC          Director                                April 7, 1998
------------------------
J. P. BOLDUC

/s/ JAMES L. MOORE, JR.   Director                                April 7, 1998
------------------------
JAMES L. MOORE, JR.

RAY E. NEWTON, III        Director                                April 7, 1998
------------------------
RAY E. NEWTON, III

/s/ RAYMOND B. RUDY       Director                                April 7,1998
------------------------
RAYMOND B. RUDY

                 INDEX OF FINANCIAL STATEMENTS AND SCHEDULE

                                                                                      PAGE
                                                                                      ----
    Report of Independent Certified Public Accountants...............................  F-1
    Consolidated Balance Sheets as of December 26, 1997 and December 27, 1996........  F-2
    Consolidated Statements of Operations for the Fiscal Years ended
       December 26, 1997, December 27, 1996 and December 29, 1995....................  F-4
    Consolidated Statements of Changes in Stockholders'
       Equity for the Fiscal Years ended December 26, 1997, December 27, 1996 and
       December 29, 1995.............................................................  F-5
    Consolidated Statements of Cash Flows for the Fiscal Years ended
       December 26, 1997, December 27, 1996 and December 29, 1995....................  F-6
    Notes to Consolidated Financial Statements.......................................  F-7

    Financial Statement Schedule:

    II.  Valuation and Qualifying Accounts...........................................  S-1

    All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Shareholders and Board of Directors
Brothers Gourmet Coffees, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Brothers Gourmet Coffees, Inc. and subsidiaries as of December 26, 1997 and December 27, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 26, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Brothers Gourmet Coffees, Inc. and subsidiaries as of December 26, 1997 and December 27, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 26, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal year 1997, the Company changed its method of accounting for inventories from the last-in, first-out ("LIFO") method to the first-in, first -out ("FIFO") method. The change in method of inventory costing has been applied retroactively by restating prior years' consolidated financial statements.

                                               Ernst & Young LLP


West Palm Beach, Florida
March 28, 1998
------------------------

                           CONSOLIDATED BALANCE SHEETS
                          BROTHERS GOURMET COFFEES, INC.
                                 (in thousands)

                                                            December 26,           December 27,
                                                                1997                   1996
                                                            ------------           ------------
                                                                                    (Restated)
ASSETS


CURRENT ASSETS
 Trade receivables, less allowances of $1,542
   for 1997 and $1,766 for 1996                              $ 11,118               $ 15,717
 Receivables from the sale of discontinued retail
  operations                                                    1,818                  3,795
 Inventories                                                    9,516                 13,826
 Prepaid expenses and other current assets                        836                  1,225
                                                             --------              ---------
     TOTAL CURRENT ASSETS                                      23,288                 34,563


PLANT AND EQUIPMENT, NET                                       15,839                 14,814


OTHER ASSETS
  Excess of cost over net assets acquired, net                 50,991                 52,470
  Noncompete agreements, net                                       --                  1,197
  Prepaid promotional expense                                   5,070                  3,694
  Other assets                                                  1,066                    778
  Debt acquisition costs, net                                   2,759                  1,689
                                                             --------              ---------


     TOTAL ASSETS                                            $ 99,013               $109,205
                                                             --------              ---------
                                                             --------              ---------

See accompanying notes to consolidated financial statements.

                         BROTHERS GOURMET COFFEES, INC.
                      (in thousands, except share amounts)

                                                                     December 26,     December 27,
                                                                         1997             1996
                                                                     ------------     ------------
                                                                                       (Restated)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current maturities of long-term debt and capital lease
    obligations                                                       $  1,779         $  1,648
  Accounts payable                                                       4,419            8,247
  Accrued expenses                                                       5,477            6,498
  Accrued litigation settlement                                             --            5,500
  Accrued losses and other costs of discontinued
    retail operations                                                    1,389            1,781
  Accrued restructuring costs                                               29              373
                                                                      --------         --------
     TOTAL CURRENT LIABILITIES                                          13,093           24,047

LONG-TERM DEBT, less current maturities                                 27,777           20,137
MINORITY INTEREST                                                           83               89

REDEEMABLE WARRANTS                                                        300               --

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock--10,000,000 shares authorized:
    $1.00 par value; no shares issued and
     outstanding at December 26,1997 and
     December 27, 1996                                                      --               --
  Common Stock--25,000,000 shares and 15,000,000 shares
      authorized at December 26, 1997 and December 27, 1996,
      respectively: $.0001 par value; 12,324,890 and 10,400,105 shares issued and outstanding at December 26, 1997 and December 27,
      1996, respectively                                                     1                1
  Common Stock, Class B--2,000,000 shares authorized:
     $.0001 par value; 839,332 issued and outstanding at
     December 26, 1997 and December 27, 1996, respectively                  --               --
  Additional paid-in capital                                           151,693          145,992
  Accumulated deficit in earnings                                      (93,484)         (80,811)
  Treasury stock-- 203,566 and 37,500 shares, at cost at December
    26, 1997 and December 27,1996, respectively                           (450)            (250)
                                                                      --------         --------
      TOTAL STOCKHOLDERS' EQUITY                                        57,760           64,932
                                                                      --------         --------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 99,013         $109,205
                                                                      --------         --------
                                                                      --------         --------

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                         BROTHERS GOURMET COFFEES, INC.
                    (in thousands, except per share amounts)

                                                   Year Ended         Year Ended         Year Ended
                                                  December 26,       December 27,        December 29,
                                                      1997               1996               1995
                                                  ------------       ------------        ------------
                                                                      (Restated)          (Restated)
Sales                                               $ 70,122            $ 72,577           $ 95,005
Cost of goods sold                                    37,626              39,716             56,460
                                                    --------            --------           --------
      GROSS PROFIT                                    32,496              32,861             38,545

Operating expenses:
  Distribution, selling and marketing                 28,700              26,186             35,164
  Administrative                                       5,997               5,640              9,694
  Amortization of intangibles                          2,676               2,784              3,373
  Restructuring charges                                   --                 291                945
                                                    --------            --------           --------
      OPERATING LOSS                                  (4,877)             (2,040)           (10,631)

Other expenses:
  Interest expense, net                                4,059               2,140              2,523
  Litigation settlement                                   --               5,500                 --
  Debt restructuring expense                             453                  --                 --
  Other expense                                           84                  76                 47
                                                    --------            --------           --------
      LOSS BEFORE DISCONTINUED
      OPERATIONS AND EXTRAORDINARY ITEM               (9,473)             (9,756)           (13,201)

Loss from discontinued retail operations                  --                  --             (5,368)
Loss  on disposal of retail operations,
  including provision of $6,108 for operating
  losses during phase-out period in 1995              (3,200)             (1,400)           (38,426)
                                                    --------            --------           --------
      LOSS BEFORE EXTRAORDINARY ITEM                 (12,673)            (11,156)           (56,995)

Extraordinary item--loss from early
  extinguishment of debt                                  --                (156)                --
                                                    --------            --------           --------
      NET LOSS                                      $(12,673)           $(11,312)          $(56,995)
                                                    --------            --------           --------
                                                    --------            --------           --------
Loss per common share and loss per common
  share--assuming dilution:
      Loss from continuing operations               $  (0.75)           $  (0.87)          $  (1.18)
      Loss before extraordinary item                $  (1.01)           $  (1.00)          $  (5.10)
      Net loss                                      $  (1.01)           $  (1.01)          $  (5.10)

Weighted average common shares outstanding            12,601              11,202             11,184
                                                    --------            --------           --------
                                                    --------            --------           --------

See accompanying notes to consolidated financial statements.

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                          BROTHERS GOURMET COFFEES, INC.
                       (in thousands, except share amounts)

                                                             Additional  Accumulated                        Total
                                       Preferred   Common     Paid-in     Deficit in        Treasury    Stockholders'
                                         Stock     Stock      Capital      Earnings          Stock          Equity
                                        -------    -----      -------      --------         -------        --------
Balance at December 30, 1994
(restated)                              $   --     $    1     $142,214     $(12,504)       $ (250)       $129,461
 Issuance of 47,558 shares of
  common stock in exercise
   of options                               --         --          291            --           --             291
 Net loss for the year (restated)           --         --           --      (56,995)           --         (56,995)
                                        ------     ------     --------     --------        ------        --------
Balance at December 29, 1995
(restated)                                  --          1      142,505      (69,499)         (250)         72,757
 Issuance of 1,848,626 warrants
  to purchase shares of common
  stock                                     --         --        3,487            --           --           3,487
 Net loss for the year (restated)           --         --           --      (11,312)           --         (11,312)
                                        ------     ------     --------     --------        ------        --------
Balance at December 27, 1996
(restated)                                  --          1      145,992      (80,811)       $ (250)       $ 64,932
 Issuance of 1,924,785 shares of
  common stock in settlement of
   litigation                               --         --        5,701           --            --           5,701
 Value of contribution of 166,066           --
   shares of common stock                              --           --           --          (200)           (200)
 Net loss for the year                      --         --           --      (12,673)           --         (12,673)
                                        ------     ------     --------     --------        ------        --------
Balance at December 26, 1997            $   --     $    1     $151,693     $(93,484)       $ (450)       $ 57,760
                                        ------     ------     --------     --------        ------        --------
                                        ------     ------     --------     --------        ------        --------

See accompanying notes to consolidated financial statements

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         BROTHERS GOURMET COFFEES, INC.
                                 (in thousands)

                                                                   Year Ended      Year Ended      Year Ended
                                                                    December        December        December
                                                                    26, 1997        27, 1996        29, 1995
                                                                    --------        --------        --------
                                                                                   (Restated)      (Restated)
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
  Net loss                                                          $(12,673)       $(11,312)       $(56,995)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
      Discontinued retail operations                                   3,200           1,400          43,794
      Accrued litigation settlement                                       --           5,500              --
      Depreciation                                                     4,755           4,861           6,198
      Amortization of prepaid promotional expenses                     4,741           4,208           5,142
      Other amortization                                               3,553           3,397           3,730
      Provision for doubtful accounts                                    626             892           6,186
      Noncash debt restructuring costs                                   137              --              --
      Noncash restructuring charges                                       --             291             267
      Other                                                             (104)           (151)             48
      Gain from sale of plant and equipment                               --              --            (14)
      Extraordinary loss on early extinguishment of debt                  --             156              --
      Changes in operating assets and liabilities:
        Trade receivables                                              3,630          (2,255)          1,218
        Receivables from sale of discontinued retail
         operations                                                       --              --          (6,271)
        Inventories                                                    4,310          (6,403)         10,517
        Promotional expenses                                          (5,974)         (2,853)         (3,404)
        Prepaid expenses and other current assets                        389            (301)           (350)
        Accounts payable                                              (3,828)          1,803          (3,067)
        Accrued expenses                                                (849)            614          (2,621)
        Accrued acquisition costs                                         --              --            (303)
        Accrued restructuring costs                                     (344)         (1,106)           (758)
                                                                    --------        --------        --------
          NET CASH (USED IN) PROVIDED BY OPERATING
           ACTIVITIES
            Continuing Operations                                      1,569          (1,259)          3,317
            Discontinued Retail Operations                            (2,316)         (3,995)         (7,648)
                                                                    --------        --------        --------
                                                                        (747)         (5,254)         (4,331)
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
  Purchases of plant and equipment                                    (5,780)         (3,256)         (3,581)
  Proceeds from sale of plant and equipment:
    Continuing Operations                                                 --              31             185
    Discontinued Retail Operations                                       412           4,889          23,500
                                                                    --------        --------        --------
      NET CASH (USED IN) PROVIDED BY INVESTING
       ACTIVITIES                                                     (5,368)          1,664          20,104


                         BROTHERS GOURMET COFFEES, INC.
                                 (in thousands)

                                                                    Year Ended        Year Ended        Year Ended
                                                                     December          December          December
                                                                     26, 1997          27, 1996          29, 1995
                                                                     --------          --------          --------
                                                                                       (Restated)        (Restated)
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
  Proceeds from subordinated debt                                          --             15,000                --
  Proceeds from term loan                                               6,500              7,500                --
  Proceeds from short term note payable                                    --              3,000                --
  Payment of short term note payable                                       --             (3,000)               --
  Debt issuance costs                                                  (1,569)            (2,253)               --
  Proceeds from revolving line of credit                               36,730             51,345           161,527
  Payment of revolving line of credit                                 (28,719)           (67,182)         (177,558)
  Payment of term loan                                                 (6,750)              (750)               --
  Issuance of common stock, net of costs                                   --                 --               258
  Payment of other debt                                                   (77)               (70)               --
                                                                     --------           --------         ---------
    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 6,115              3,590           (15,773)
                                                                     --------           --------         ---------
    DECREASE IN CASH                                                       --                 --                --
Cash, beginning of year                                                    --                 --                --
                                                                     --------           --------         ---------
CASH, END OF YEAR                                                    $     --           $     --         $      --
                                                                     --------           --------         ---------
                                                                     --------           --------         ---------
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
  Issuance of common stock in settlement of litigation               $  5,701                 --                --
  Issuance of warrants in connection with debt agreements                 300              3,487                --
  Value of contributed treasury stock                                     200                 --                --
  Fixed assets acquired through capital lease                              97                297                --

See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        BROTHERS GOURMET COFFEES, INC.
                             December 26, 1997
                    (in thousands, except share amounts)

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

         NATURE OF BUSINESS, MAJOR CUSTOMERS AND CREDIT CONCENTRATION: The Company is an integrated source, roaster and wholesaler of high quality gourmet coffee products. The Company participates in the wholesale distribution channel through sales of gourmet coffee to supermarkets, grocery and drug stores, military commissaries, warehouse stores, mass merchandisers, and specialty stores. The Company markets a variety of brands throughout the United States. During Fiscal Year 1997, two supermarket chains comprised 17% and 11% of the Company's net sales. Credit is extended to customers based on an evaluation of their creditworthiness and collateral is not required. Credit losses are provided for in the consolidated financial statements based upon management's previous experience and expectations.

         FISCAL YEAR END: The Company's fiscal year consists of 52 or 53 weeks ending on the last Friday in December. The years ended December 26, 1997, December 27, 1996 and December 29, 1995 all consist of 52 weeks.

         REVENUE RECOGNITION: Net sales are recognized when products are shipped. The Company establishes allowances for estimated returns, allowances and customer term discounts. In addition, accruals for customers' contractual rebates and advertising allowances are recorded when revenues are recognized.

         INVENTORIES: During the fiscal quarter ended June 27, 1997, the Company changed its method of accounting for inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. The Company believes the change is preferable because (1) due to recent operating losses and demands on liquidity, users of the Company's consolidated financial statements are principally interested in understanding the Company's current financial position, and the FIFO method better illustrates that position, (2) the FIFO method provides a better matching of current costs with revenues and
(3) the FIFO method is the predominant method used by the Company's competitors and peer group.

         The change in method of inventory costing has been applied retroactively by restating prior years' financial statements. The effect of the change was an increase in net loss of $1,131, or $.10 per share, and $3,509, or $.31 per share, during Fiscal Years 1996 and 1995, respectively. The net effect on the balance sheet as of December 27, 1996, was to decrease inventory and accumulated deficit by $98.

         The Company's inventories are valued at the lower of cost or market using the FIFO method. The components of inventories at December 26, 1997 and December 27, 1996 were as follows:

                                1997     1996
                               ------   -------
Green Coffee                   $2,606   $ 4,844
Finished Goods                  5,851     6,900
Packaging and other supplies    1,059     2,082
                               ------   -------
                               $9,516   $13,826
                               ------   -------
                               ------   -------

         PREPAID PROMOTIONAL EXPENSE: With the introduction or significant expansion of its products into new or existing customer markets, the Company incurs costs principally in the form of cash payments (slotting fees) and free product, in addition to making capital expenditures for customized product displays. Cash payments and free product costs are recorded as prepaid promotional expense, which are amortized over the terms of the written sales contract periods, or, in the absence of a written sales contract, a twelve-month period.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        BROTHERS GOURMET COFFEES, INC.
                             December 26, 1997
                    (in thousands, except share amounts)

         ADVERTISING EXPENSES: The Company expenses advertising costs as incurred. Advertising expenses were $1,118, $1,242 and $2,983 during Fiscal Years 1997, 1996 and 1995, respectively.

         PLANT AND EQUIPMENT: Plant and equipment, which includes customized display sets at customer locations, are stated at cost. Depreciation and amortization are provided over the estimated useful lives of the assets which range from 2 to 30 years, and are computed using the straight-line method. The components of plant and equipment at December 26, 1997 and December 27, 1996 were as follows:

                                        1997       1996
                                      --------   --------
Leasehold improvements                $  2,962   $  2,869
Roasting and packaging equipment         7,103      6,032
Delivery, sales and other equipment     26,802     23,044
                                      --------   --------
                                        36,867     31,945
Less accumulated depreciation and
amortization                           (21,028)   (17,131)
                                      --------   --------
                                      $ 15,839   $ 14,814
                                      --------   --------
                                      --------   --------

         DEBT ACQUISITION COSTS: Costs incurred to secure financing have been recorded as deferred charges and are being amortized, using the level yield method, over the lives of the underlying financing agreements.

         INTANGIBLE ASSETS: Costs incurred in connection with acquisitions that were allocated to noncompete agreements are amortized on a straight-line basis over five years, the terms of such agreements. At December 26, 1997 and December 27, 1996, accumulated amortization of noncompete agreements was $11,239 and $10,042, respectively. Excess of cost over net assets acquired (goodwill) is being amortized on a straight-line basis over 40 years. At December 26, 1997 and December 27, 1996, accumulated amortization was $7,887 and $6,407, respectively.

         Goodwill is reviewed on a quarterly basis to determine if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfalls of cash flows.

         LONG LIVED ASSETS: On a quarterly basis, the Company evaluates the recoverability of the carrying amount of its long lived assets, including plant and equipment and intangible assets, by determining if any impairment indicators are present. If this review indicates that the carrying value of the assets will not be recoverable, as determined based on the estimated undiscounted cash flows over the assets' remaining estimated useful lives, their carrying values are reduced to fair value. Generally, fair value will be determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate.

         RETIREMENT PLANS: The Company has a retirement savings plan which covers all eligible full time employees. The plan permits employees to contribute between 2% to 15% of their salaries into their choice of a fixed income fund, money market fund or stock market fund. The Company matches 25% of employee contributions, up to 6% of the employee's salary. The Company's contributions to the plan during Fiscal Years 1997, 1996 and 1995 were $50, $49 and $38, respectively.

         INCOME TAXES: The consolidated results of operations of the Company and its subsidiaries are included in its consolidated federal income tax returns. Deferred income taxes are determined on the liability method in accordance with Statement of Financial Accounting Standards (SFAS) No. 109.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        BROTHERS GOURMET COFFEES, INC.
                             December 26, 1997
                    (in thousands, except share amounts)

         USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

         FINANCIAL INSTRUMENTS: The carrying amounts of cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses approximate fair value because of their short duration to maturity. The carrying amounts of the Company's variable rate revolver and term loans approximates fair value because the interest rate is tied to a quoted variable index. The amount of the Company's fixed rate term loans approximate fair value based on current rates recently offered the Company for debt of similar maturities.

         NET LOSS PER COMMON SHARE: In 1997, the Financial Accounting Standard Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options or warrants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        BROTHERS GOURMET COFFEES, INC.
                             December 26, 1997
                    (in thousands, except share amounts)

         The following table sets forth the computation of basic and diluted loss per share:

                                                1997         1996        1995
                                              --------     --------    --------
Numerator:
   Loss before discontinued operations
     and extraordinary item                   $ (9,473)    $ (9,756)   $(13,201)
   Loss before extraordinary item             $(12,673)    $(11,156)   $(56,995)
   Net loss                                   $(12,673)    $(11,312)   $(56,995)
Denominator:
Denominator for basic and dilutive
   earnings per share-weighted
   average shares                               12,601       11,202      11,184
Basic and Diluted loss per share:
   Loss from continuing operations            $  (0.75)    $  (0.87)    $ (1.18)
   Loss before extraordinary item             $  (1.01)    $  (1.00)    $ (5.10)
   Net loss                                   $  (1.01)    $  (1.01)    $ (5.10)

         Shares underlying options and warrants totaling 3,637,504, 3,372,120 and 2,832,561 are not included in the computation for Fiscal Years 1997, 1996 and 1995, respectively, because the effect is antidilutive. For additional disclosures regarding stock options and warrants, see Notes 3, 6 and 7.

         During July 1997 and January 1998, the Company issued 462,029 and 1,462,756 common shares, respectively, in the settlement of the Shareholder Class Action and Gloria Jean's Franchise Litigation. Such shares have been included in the calculation of weighted average shares beginning April 1997, as of the settlement dates of the Shareholder Class Action and Gloria Jeans Franchise Litigation. See Note 9.

         FINANCIAL STATEMENT RECLASSIFICATIONS: Certain amounts in the prior years' financial statements have been reclassified to conform to the Fiscal Year 1997 presentation.

NOTE 2 - DISCONTINUED RETAIL OPERATIONS

         In June 1995, the Company's Board of Directors (the "Board") adopted a plan (the "Disposition Plan") to dispose of all of its retail operations, consisting of the Gloria Jean's specialty retail business ("Gloria Jean's") and the Brothers Gourmet Coffee Bars (the "Coffee Bars"). Accordingly, the operating results of discontinued retail operations, including provisions for estimated losses during the phase-out period, have been segregated from continuing operations and reported as a separate line item on the

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        BROTHERS GOURMET COFFEES, INC.
                             December 26, 1997
                    (in thousands, except share amounts)

statement of operations. Sales from discontinued retail operations were $627, $2,466 and $24,693 during Fiscal Years 1997, 1996 and 1995, respectively.

         On October 16, 1995, the Company and The Second Cup, Ltd. ("Second Cup"), signed a stock purchase agreement (the "Purchase Agreement"), whereby Second Cup agreed to purchase all of the issued and outstanding stock of the Company's subsidiary, Edglo Enterprises, Inc. ("Edglo") (which held substantially all of the Gloria Jean's assets and liabilities), and certain other assets of the Company for an aggregate purchase price of $30,000 (the "Gloria Jean's Sale"). On November 9, 1995, the Company closed the Gloria Jean's Sale, effective as of September 30, 1995. Pursuant to the terms of the Purchase Agreement, (1) the Company received in Fiscal Year 1996 $27,600 of the purchase price and the remaining $2,400 continued to be held in escrow ,
(2) in Fiscal Year 1997 $992 of the purchase price was released from escrow to fund a portion of the settlement of the Gloria Jean's Franchise Litigation, (3) in January 1998, $441 was released from escrow to Second Cup in payment of certain claims made by Second Cup against the Company for breaches of representations and warranties and (4) the remaining $967 of the purchase price is still being held in escrow pending the resolution of certain post-closing adjustments and claims. See Note 9 for more information concerning the settlement of the Gloria Jean's Franchise Litigation and the remaining Second Cup indemnity claims.

         During Fiscal Year 1996, the Company sold or closed (1) all of its Coffee Bars located in Colorado, Texas and Washington D.C., (2) all of its Chicago Coffee Bars and (3) all but two of its New York Coffee Bars for $2,400 of which $1,665 and $235 was received in Fiscal Year 1996 and Fiscal Year 1997, respectively. In December 1996, the Company agreed to permit the purchaser of the seven (7) Chicago Coffee Bars to defer payment of the remaining $500. The remaining $500 receivable bears interest at the rate of 9.5% per annum. The Company accrued $25 of interest during Fiscal Year 1997. At December 26, 1997, the Company recorded a reserve of $300 on the receivable from the sale of the Chicago Coffee Bars. At December 26, 1997, $225 of proceeds from the sale of Coffee Bars is included in the receivable from sales of discontinued retail operations. See Note 9 below.

         During Fiscal Year 1997, the Company incurred $3,200 of losses on the disposal of discontinued retail operations related to the Gloria Jean's Franchise Litigation of $1,400, claims associated with the sale of Gloria Jean's of $1,100, and obligations related to the closing of its Coffee Bars of $700. During Fiscal Year 1996, the Company incurred $1,400 of losses on the disposal of discontinued retail operations in connection with the Gloria Jeans Franchise Litigation.

         As of December 26, 1997, the Company was the lessee under five (5) remaining non-cancelable operating leases for Coffee Bar stores of which two are operating, which expire on varying dates through 2006. Future commitments under these non-cancelable lease agreements at December 26, 1997 are as follows: Fiscal Year 1998--$730; Fiscal Year 1999--$753; Fiscal Year 2000--$770; Fiscal Year 2001--$802; Fiscal Year 2002--$831 and thereafter $2,711. The Company has obtained sublease agreements on two (2) of the five
(5) remaining non-cancelable operating leases. Future minimum sublease income under these sublease agreements at December 26, 1997 is as follows: Fiscal Year 1998 - $293; Fiscal Year 1999 -$341; Fiscal Year 2000 - $347; Fiscal Year 2001 - $375; Fiscal Year 2002 - $384; and thereafter - $1,526. The Company is negotiating to terminate its obligations under all of the remaining leases and estimates that the total costs relating to the assignment and termination of these leases will be approximately $375. This incremental cost has been included in the estimated loss on disposal. In February 1998, the Company negotiated a settlement to terminate its lease obligations under one of the seventeen (17) remaining leases that the Company previously sold but remained as guarantor. The total costs relating to the termination of the lease was approximately $250 in addition to legal fees incurred by the Company.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        BROTHERS GOURMET COFFEES, INC.
                             December 26, 1997
                    (in thousands, except share amounts)

The Company remains as guarantor on sixteen (16) leases sold and assigned to third parties with future commitments under these agreements at December 26, 1997 as follows: Fiscal Year 1998 -- $897; Fiscal Year 1999 -- $915; Fiscal year 2000 -- $845; Fiscal Year 2001 -- $845; Fiscal Year 2002 -- $422; and
thereafter -- $577 through the year 2006.  See Note 9.

NOTE 3 - DEBT

         A summary of indebtedness outstanding under various credit arrangements at December 26, 1997 and December 27, 1996 is as follows:

                                       1997       1996
                                      -------    -------
Revolving Credit Facility (a)(d)      $11,177    $ 3,166
Term Loan(s) (b)(d)                     6,500      6,750
Subordinated Note(c)                   15,000     15,000
Capital lease obligations                 150        228
                                      -------    -------
                                       32,827     25,144
Less value ascribed to warrants        (3,271)    (3,359)
Less current maturities                (1,779)    (1,648)
                                      -------    -------
                                      $27,777    $20,137
                                      -------    -------
                                      -------    -------

(a) Represents, in 1996, a maximum $15,000 revolving line of credit (the "Revolver") which bears interest at the Company's choice of either prime plus 1.0% (9.25% at December 27, 1996) or LIBOR plus 2.5% (8.1% at December 27, 1996). Interest is payable monthly and the Revolver matures on May 29, 1999. The Revolver carries an unused commitment fee of .5% of the average daily unused balance. Borrowings under the Revolver are
    collateralized by eligible inventory and receivables.   In connection
    with certain shareholders having previously guaranteed a portion of the borrowings under the Revolver, the Company issued warrants to purchase 103,626 shares to certain shareholders of its common stock at an exercise price of $3.00, the then quoted market price. These warrants were fully vested as of December 27, 1996.

    Represents, in 1997, a maximum $21,500 Revolver which bears interest at the prime rate plus 2.0% (10.5% at December 26, 1997). Interest is payable monthly and the Revolver matures on May 29, 1999. At December 26, 1997, the Company had available borrowings under the Revolver of $4,629. The Revolver carries an unused commitment fee of .5% of the average daily unused balance. Eligible inventory, receivables and slotting fees collateralize borrowings under the Revolver.

(b) Represents, in 1996, a maximum $7,500 term loan facility (the "Term Loan") which bears interest at the Company's choice of either prime plus 1.5% (9.75% at December 27, 1996) or LIBOR plus 3.0% (8.6% at December 27, 1996). The Term Loan is payable in monthly installments of $125 plus interest through May 2001. The Term Loan is subject to a demand payment on May 29, 1999 if the Revolver is not refinanced. Borrowings under the Term Loan are collateralized by certain plant and equipment.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        BROTHERS GOURMET COFFEES, INC.
                             December 26, 1997
                    (in thousands, except share amounts)

    Represents, in 1997, a maximum $6,500 term loan facility (the Term Loan), consisting of two components, (a) a term loan in the amount of $2,250 ("Term Loan A") and (b) a second term loan in the amount of $4,250 ("Term Loan B"). Term Loan A bears interest at the prime rate plus 2.0% (10.5% at December 26, 1997) and is payable in seventeen monthly installments of $37.5 each plus accrued interest and one installment of $1,612.5 plus accrued interest payable at maturity. Term Loan B bears interest at a fixed rate of 11.75% and is payable in seventeen monthly installments of $100 each plus accrued interest and one installment of $2,550 plus accrued interest payable at maturity.

    In connection with the acquisition and amendment of the 1996 Revolver and Term Loan on December 9, 1997, the Company issued warrants to purchase 400,000 shares of its common stock at an exercise price of $1.50 per share. The 400,000 warrants are fully vested. Also, the Company is obligated to repurchase the 400,000 warrants from the lender upon the occurrence of certain events, as defined in the loan agreement. As of December 26, 1997, these warrants have a carrying value of $0.75 per warrant, which approximates their redemption amount.

(c) Represents borrowings under an unsecured $15,000 subordinated note (the "Subordinated Note") which bears interest at 11.25% per annum. Interest is payable monthly and the Subordinated Note matures on December 26, 2002. In connection with the closing of the Subordinated Note, the Company issued warrants to purchase 1,245,000 shares of its common stock at an exercise price of $0.25 per share and 400,000 shares at an exercise price of $3.44 per share. The 400,000 warrants are fully vested. In connection with the acquisition and amendment of the 1996 Revolver and Term Loan on December 9, 1997, the exercise price of the 400,000 warrants was reduced to $1.56. The 1,245,000 warrants vest in various amounts over the next six years if the Company continues to have borrowings outstanding under the Subordinated Note, as of December 26, 1997, 265,600 of the 1,245,000 warrants had vested.

(d) On December 9, 1997, a new lender acquired, by way of assignment, 100% of the 1996 Revolver and 1996 Term Loan, and the new lender and the Company amended and restated the 1996 Revolver and Term Loan agreement (the "Restated Credit Agreement"). On March 27, 1998, the new lender and the Company entered into the First Amendment to the Restated Credit Agreement, which modified certain of the covenants and definitions in the Restated Credit Agreement.

         On March 28, 1997, the Company was not in compliance with the cash flow-to-debt service covenants constituting events of default under the Revolver and the Term Loan with Sanwa Business Credit Corporation ("Sanwa") and the Subordinated Note with Dilmun Financial Services ("Dilmun"). The Company entered into a forbearance agreement with Sanwa whereby Sanwa agreed to forbear from acting on the covenant defaults until October 31, 1997. On October 31, 1997, the Company obtained an extension of Sanwa's forbearance agreement through November 28, 1997. On November 19, 1997, Goldman Sachs Credit Partners, L.P. ("GSCP"), and Sanwa agreed to the principal terms of an assignment of the Company's Revolver and Term Loan. Sanwa provided another extension of the forbearance agreement through December 9, 1997, the effective date that GSCP acquired, by way of assignment, from Sanwa the Company's Revolver and Term Loan (the "Credit Facility"). Simultaneously with the closing of the assignment, the Company and GSCP amended and restated the Credit Facility. In connection with the amended and restated Credit Facility, the Company incurred $453 of debt restructuring costs during Fiscal Year 1997 related to the write-off of previously recorded debt acquisition fees and forbearance fees.

         In connection with the closing of the Subordinated Note in December 1996, Dilmun entered into a subordination agreement with Sanwa. Pursuant thereto, Dilmun agreed, subject to certain conditions and restrictions, that the Subordinated Note would be subordinated and subject in right of payment to the prior payment in full in cash of all of the Company's obligations to Sanwa (and its successors and assigns) and the other Senior Lenders under the Credit Facility. By reason of the structure of the GSCP's acquisition of the Credit Facility as an assignment and assumption of the Credit Facility and as a refinancing thereof, GSCP has succeeded to all of Sanwa's rights, benefits and privileges under the Subordination Agreement.

         In September 1996, the Company entered into a $3,000 bridge loan facility (the Bridge Facility) which had a one year term. Borrowings under the Bridge Facility were repaid upon the closing of the Subordinated Note in December 1996 and the agreement was terminated. As a result, the Company recorded

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        BROTHERS GOURMET COFFEES, INC.
                             December 26, 1997
                    (in thousands, except share amounts)

a loss on early extinguishment of debt related to unamortized debt issue costs of $156. In connection with the closing of the Bridge Facility, the Company issued warrants to purchase 100,000 shares of its common stock at an exercise price of $3.00. In connection with the acquisition and amendment of the 1996 Revolver and Term Loan in December 1997, the exercise price of these warrants was reduced to $1.56. These warrants are fully vested.

         The fair values of the above warrants were recorded as original issue discount and are amortized over the lives of the underlying financing agreements. The fair values were estimated by using the Black-Scholes valuation model as prescribed under Statement of Financial Accounting Standards (SFAS) No. 123 utilizing the following weighted average assumptions: risk free rate of return of 7.0%; dividend yield of 0%; volatility factor of .505 and a weighted expected average life of the warrants of three years. The fair value of any warrants with reduced exercise prices, as previously, were revalued at the time of such reductions, and it was determined that such reductions did not have an impact on the original issue discount.

         The Company's debt agreements contain various financial and non-financial covenants. These covenants require the Company (1) beginning with the first quarter of 1998, to maintain total capital funds, as defined in the Revolver and Term Loan agreement, at various quarterly amounts, (2) beginning with the second quarter of 1998, to maintain earnings before interest expense, taxes paid, depreciation and amortization ("EBITDA"), as defined in the Revolver and Term Loan agreement, at various quarterly amounts,
(3) to maintain cash flow to debt service and consolidated tangible net worth, both as defined in the Subordinated Note agreement, at specified levels, (4) beginning in the first quarter of 1998, to limit capital expenditures to $5,000 and (5) at all times during 1998, to restrict the payment of dividends. At December 26, 1997, the Company was not in compliance with the cash flow to debt service covenants and consolidated tangible net worth covenants in its Subordinated Note agreement. Pursuant to the terms of the Subordinated Note, management has determined that the lender does not have the right to accelerate repayment of the Subordinated Note Facility solely because of the covenant defaults and, accordingly, the Company has continued to classify the outstanding borrowings as long-term. The Company also requested a waiver or amendment of certain covenant defaults under the Subordinated Note from Dilmun. The Company and Dilmun have not been able to reach agreement on the terms of such waiver or amendment.

         Maturities of long-term debt in each of the five Fiscal Years commencing December 27, 1997, and thereafter, are as follows: 1998--$1,779; 1999--$16,049; 2000--$-0-; 2001--$-0-; 2002--$15,000.

         The Company made interest payments of $2,730; $2,227; and $2,524 in Fiscal Years 1997, 1996 and 1995, respectively.

NOTE 4 - RESTRUCTURING CHARGE(S)

         During Fiscal Year 1993, the Company recorded a restructuring charge of approximately $7,000 as a result of significant changes contemplated in the operations of the Company associated with the acquisitions of Hillside and Edglo. The restructuring charge included costs associated with brand conversion, re-alignment of production facilities, reconfiguration of distribution channels, elimination of duplicative functions and other costs associated with the operational changes resulting from the acquisitions. Cash expenditures relating to the Fiscal Year 1993 restructuring accrual of approximately $305 were made during Fiscal Year 1995.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          BROTHERS GOURMET COFFEES, INC.
                                 December 26, 1997
                       (in thousands, except share amounts)

     During the first quarter of Fiscal Year 1995, the Board of Directors of the Company (the "Board") permanently curtailed the Company's Fiscal Year 1993 restructuring plan, which resulted in the reversal of $1,000 of accrued restructuring costs. The reversal of the accrued restructuring costs related principally to the termination of further re-alignment of production facilities and other operational changes associated with previous acquisitions. In addition, in connection with the fourth quarter Fiscal Year 1995 sale of Gloria Jean's, the Company disposed of certain leasehold rights, which were included in the Fiscal Year 1993 restructuring accrual. Accordingly, the Company offset remaining accrued restructuring costs of $440 against the loss on the disposal of retail operations.

     In connection with the Disposition Plan, described in Note 2 above, the Company accrued $291 and $1,945 of restructuring costs during Fiscal Years 1996 and 1995, respectively. The Company did not make an accrual during Fiscal Year 1997. The Company reduced its sales, marketing and administrative staff by 25% during Fiscal Year 1995 and consolidated production and warehouse facilities. The $291 accrual for restructuring costs during Fiscal Year 1996 was for severance costs of 59 manufacturing personnel related to the closing of the Denver, Colorado and Pittsburgh, Pennsylvania roasting and packaging facilities. The $1,945 accrual for restructuring costs during Fiscal Year 1995 was for severance of $1,070 for certain personnel (three corporate executives and 34 sales, marketing and administrative personnel) and plant consolidation of $875. Cash payments related to restructuring of approximately $342 and $1,106 were made during Fiscal Years 1997 and 1996, respectively.

A summary of accrued restructuring costs during Fiscal Years 1997, 1996 and 1995 are as follows:

                                                  1997         1996         1995
                                                  ----         ----         ----
Beginning Balance                                $   373      $ 1,539      $ 2,470
Cash payments                                      (342)       (1,106)        (758)
Suspension of 1993 restructuring
 plan                                                 --           --       (1,000)
Restructuring charges                                 --          291        1,945
Elimination of certain costs due to
 discontinued retail operations                       --           --         (440)
Restructuring charges affecting
 noncurrent assets                                   (2)        (351)           --
Non-cash change in accounting
 estimate                                             --           --         (678)
                                                 -------      -------      -------
Ending Balance                                   $    29      $   373      $ 1,539
                                                 -------      -------      -------
                                                 -------      -------      -------

NOTE 5 - INCOME TAXES

     Due to the Company's federal net operating loss position at December
26, 1997, December 27, 1996 and December 29, 1995, there were no provisions for income taxes from continuing operations for such years. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         BROTHERS GOURMET COFFEES, INC.
                                December 26, 1997
                      (in thousands, except share amounts)

purposes. Significant components of the Company's deferred income tax assets and liabilities at December 26, 1997 and December 27, 1996, are as follows:

                                                       1997        1996
                                                       ----        ----
Deferred tax assets:
  Allowance for doubtful accounts                    $    784     $   632
  Accrued restructuring costs                              11         144
  Other accrued liabilities                               174         150
  Noncompete agreements                                 1,527       1,232
  Inventories                                             445         819
  Accrued litigation settlement                            --       2,123
  Net operating loss carry forwards                    13,797       7,669
  Other                                                   366          79
                                                     --------     -------
                  Total deferred tax assets            17,104      12,848
    Valuation allowance for deferred tax assets       (14,504)     10,752)
                                                     --------     -------
Net deferred tax assets                                 2,600       2,096
                                                     --------     -------
Deferred tax liabilities:
 Plant and equipment                                    1,830       1,491
 Other                                                    770         605
                                                     --------     -------
    Total deferred tax liabilities                      2,600       2,096
                                                     --------     -------
                  Net deferred taxes                 $     --     $    --
                                                     --------     -------
                                                     --------     -------

     Included in the tax benefit relating to net operating loss carry forwards is a $2,356 benefit that will be credited to stockholders' equity in the period in which the benefit is recognized.

     At December 26, 1997 the Company had consolidated net operating loss carry forwards of approximately $54,738, which expire in Fiscal Years beginning 2005 through 2012, and capital loss carry forwards of approximately $5,860, which expire in Fiscal Years beginning 2000 through 2001.

     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $14,504 valuation allowance at December 26, 1997 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $3,752.

     The reconciliation of income tax rates on loss before extraordinary item, computed at the U.S. federal statutory tax rates, to reported income tax expense is as follows:

                                          1997         1996         1995
                                          ----         ----         ----
Tax at U.S. statutory rates              (34.0%)      (34.0%)      (34.0%)
State income taxes, net of
  federal tax benefit                    ( 4.6%)      ( 4.6%)      ( 4.6%)
Valuation allowance adjustments           38.6%        38.6%        38.6%
                                         -----        -----        -----
                                            --%          --%          --%
                                         -----        -----        -----
                                         -----        -----        -----

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         BROTHERS GOURMET COFFEES, INC.
                                December 26, 1997
                      (in thousands, except share amounts)


NOTE 6 - STOCKHOLDERS' EQUITY

     The terms of a subordinated note, dated December 30, 1992, provided for the issuance of warrants by the Company enabling the holders of the warrants to acquire 1,146,024 shares of the Company's common stock at a purchase price of $8.67 per share. As of December 26, 1997, none of these warrants have been exercised.

     The terms of the Subordinated Note provided for the issuance of a warrant to purchase up to 1,245,000 shares of the Company's common stock. In connection with the closing of the Subordinated Note, the Company also issued a warrant to an affiliate of its investment banker to acquire 400,000 shares of the Company's common stock at a purchase price of $3.44 per share, which was subsequently reduced to a purchase price of $1.56 during Fiscal Year 1997. Also, in connection with the closing of the Bridge Facility, the Company issued a warrant to the lender to acquire 100,000 shares at a purchase price of $3.00 per share, which was subsequently reduced to a purchase price of $1.56 during Fiscal Year 1997. Finally, as part of the closing of the 1996 Revolver and Term Loan, the Company issued warrants enabling the holders to acquire 103,626 shares of the Company's common stock at an exercise price of $3.00 per share. See Note 3 for warrant terms and valuation considerations. The Company recorded additional paid in capital and original issue discount for the estimated fair value of the above-mentioned warrants. At December 26, 1997, none of these warrants had been exercised.

     On December 9, 1997, following the acquisition of its Credit Facility by GSCP, the Company issued warrants to purchase 400,000 shares of the Company's common shares at a purchase price of $1.50 per share. At December 26, 1997, none of these warrants had been exercised. See Note 3 for warrant terms and valuation considerations

     At December 26, 1997, there were 4,119,687 shares of the Company's common stock reserved for issuance upon the exercise of stock options (see Note 7 below) and warrants outstanding.

NOTE 7 - STOCK OPTION PLANS

     The Company has elected to follow Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123 requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         BROTHERS GOURMET COFFEES, INC.
                                December 26, 1997
                      (in thousands, except share amounts)

market value of the Company's common stock on the date the option is granted (110% for eligible employees owning more than a 10% voting interest in the Company). The term of the options is ten years (five years for employees holding more than a 10% voting interest in the Company) from the date of the grant.

     AMENDED AND RESTATED STOCK OPTION PLAN: In March 1993, the Company adopted an Amended and Restated Stock Option Plan, a qualified plan (the "1993 Plan"). The 1993 Plan provides for the reservation of a total of 1,050,000 shares of the Company's common stock. The 1993 Plan provides for the grant of incentive stock options, nonqualified stock options and common stock awards. During Fiscal Year 1995, options to purchase 22,700 shares were exercised under the Plan, resulting in proceeds of $223 to the Company.

     OTHER PLAN: The Company may grant additional options to key employees, officers, directors and consultants of the Company not covered under one of the above plans.

     Pro forma information regarding net loss and loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk free interest rates of 7.0%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .56, .505 and .556; and a weighted average expected life of the option of four years.

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

     For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                          1997            1996            1995
                                          ----            ----            ----
     Pro forma net loss                $(12,749)        $(11,409)       $(57,155)

     Pro forma loss per share          $  (1.01)        $  (1.02)       $  (5.11)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         BROTHERS GOURMET COFFEES, INC.
                                December 26, 1997
                      (in thousands, except share amounts)

A Summary of the activity with respect to the various stock option plans follows:

                                        WEIGHTED             WEIGHTED                WEIGHTED                WEIGHTED
                                         AVERAGE              AVERAGE                 AVERAGE                 AVERAGE
                              NON       EXERCISE             EXERCISE                EXERCISE                EXERCISE
                            QUALIFIED   PRICE PER    1990    PRICE PER     1993      PRICE PER     OTHER     PRICE PER
                              PLAN        SHARE      PLAN      SHARE       PLAN        SHARE      OPTIONS      SHARE
                             -----------------------------------------------------------------------------------------
Balance at
December 30, 1994            114,845      $1.40     35,250     $10.00     953,500      $12.39     995,000      $14.38
Granted                           --         --         --         --     100,000      $ 6.50          --          --
Exercised                     24,858      $1.40         --         --     (22,700)     $10.00          --          --
Forfeited/expired                 --         --         --         --    (464,500)     $12.02          --          --
                             -------                ------               --------                 -------
Balance at
December 29, 1995             89,987      $1.40     35,250     $10.00     566,300      $11.74     995,000      $14.38
Granted                           --         --         --         --     458,000      $ 3.62          --
Exercised                         --         --         --         --          --          --          --
Forfeited/expired                 --         --         --         --    (367,667)     $10.51    (420,000)     $19.03
                             -------                ------               --------                --------
Balance at
December 27, 1996             89,987      $1.40     35,250     $10.00     656,633      $ 5.91     575,000      $10.98
Granted                           --         --         --         --     103,384      $ 2.71          --          --
Exercised                         --         --         --         --          --          --          --          --
Forfeited/expired                 --         --         --         --    (238,000)     $ 7.74          --          --
                             -------                ------               --------                --------      ------
Balance at
December 26, 1997             89,987      $1.40     35,250     $10.00     522,017      $ 4.37     575,000      $10.98
                             -------                ------               --------                --------
                             -------                ------               --------                --------
Options exercisable at:
December 29, 1995             89,987      $1.40     35,250     $10.00     349,333      $11.95     725,000      $12.29
December 27, 1996             89,987      $1.40     35,250     $10.00     352,333      $ 7.43     575,000      $10.98
December 26, 1997             89,987      $1.40     35,250     $10.00     271,233      $ 5.20     575,000      $10.98
Weighted average fair
  value of options granted
Fiscal Year 1995                             --                    --                  $ 1.60                      --
Fiscal Year 1996                             --                    --                  $ 1.69                      --
Fiscal Year 1997                             --                    --                  $ 1.36                      --

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         BROTHERS GOURMET COFFEES, INC.
                                December 26, 1997
                      (in thousands, except share amounts)

                                                            WEIGHTED     WEIGHTED                    WEIGHTED
                                                             AVERAGE      AVERAGE                     AVERAGE
                              RANGE OF           NUMBER     EXERCISE     REMAINING     NUMBER OF    EXERCISABLE
                              EXERCISE         OF OPTIONS   PRICE PER   CONTRACTUAL   EXERCISABLE    PRICE PER
     PLAN                      PRICES         OUTSTANDING     SHARE        LIFE         OPTIONS        SHARE
     ----                      ------         -----------     -----        ----         -------        -----
Non Qualified Plan        $           1.40       89,987       $ 1.40     2.4 years       89,897        $ 1.40

1990 Plan                 $          10.00       35,250       $10.00     2.4 years       35,250        $10.00

1993 Plan                 $  2.44 to $3.75      473,384       $ 3.44     8.3 years      227,000        $ 3.64
                          $          10.00       18,300       $10.00     5.6 years       18,300        $10.00
                          $          15.50       30,333       $15.50     6.2 years       25,933        $15.50

Other options             $           8.67      112,500       $ 8.67      5 days        112,500        $ 8.67
                          $10.00 to $11.00      350,000       $10.57      4 years       350,000        $10.57
                          $          14.57      112,500       $14.57      5 days        112,500        $14.57


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         BROTHERS GOURMET COFFEES, INC.
                                December 26, 1997
                      (in thousands, except share amounts)

NOTE 8 - COMMITMENTS

     LEASE COMMITMENTS - CONTINUING OPERATIONS: The Company has entered into several non-cancelable operating leases for office space, manufacturing and distribution facilities and vehicles which expire at varying dates through 2006. Future commitments under these agreements at December 26, 1997 are as follows:
Fiscal Year 1998--$958; Fiscal Year 1999--$673; Fiscal Year 2000--$139; Fiscal Year 2001--$59; Fiscal Year 2002--$53 and thereafter--$184. See Note 2 for a discussion of the Company's non-cancelable operating lease obligations for its remaining Coffee Bars.

     Rental expense for Fiscal Years 1997, 1996 and 1995 was $1,395, $1,136 and $1,701, respectively.

     PURCHASE COMMITMENTS: The Company contracts for the future purchase and delivery of green coffee beans to ensure an adequate supply of quality green coffee beans necessary to support planned production schedules. Purchase commitments are generally for three to twelve months into the future. Purchase commitments for certain varieties of green coffee beans are price fixed at the time the commitment is made. The Company also contracts for future delivery of green coffee beans where the price floats at a fixed differential to the spot market for green coffee beans. At December 26, 1997, the Company had purchase commitments of $7,821 and $5,361 under fixed and variable price contracts, respectively.

     The Company believes, based on relationships established with its suppliers, that the risk of non-delivery on purchase commitments is remote. There can be no assurance that the Company's forward purchase commitments will successfully protect the Company against the risk of higher coffee prices or that such activities will not result in the Company having to pay substantially more for its coffee supply than it would have been required to pay absent such activities.

     PROMOTIONAL FEE COMMITMENTS: The Company has entered into non-cancelable agreements which expire through Fiscal Year 1999 for expansion of its product into new markets. At December 26, 1997, the Company had commitments under these non-cancelable agreements totalling $1,456.

     The Company has a contractual commitment with a major customer to increase the customer's sales for the Company's products by certain minimum percentages over the life of the three-year contract which commenced in April 1997. If these minimum growth requirements are not met, the Company will be required to pay the major customer for the profit shortfalls up to $1,000.

NOTE 9 - CONTINGENCIES

     GLORIA JEAN'S FRANCHISE LITIGATION: In June 1994, a former franchisee filed suit against Edglo Enterprises, Inc., the parent of Gloria Jean's ("Edglo"). The former franchisee claimed, among other things, that Edglo made material misrepresentations and omissions and failed to provide appropriate expertise and support. The former franchisee was seeking damages of $3.9 million plus punitive damages of three time's actual damages as well as attorney's fees. The Company sold Edglo to Second Cup in 1995. In connection therewith, the Company agreed to indemnify Second Cup for any costs associated with the Gloria Jean's Franchise Litigation. In April 1997, the parties entered into a settlement agreement and release, pursuant to which (a) the defendants agreed to pay $2,200 in cash and to deliver 76,667 shares of the Company's common stock to the plaintiffs' in satisfaction of all of their claims. The $2,200 was funded as follows: (a) $2,015 from the Company (of which approximately $992 was funded out of the escrowed purchase price from the sale of Gloria Jean's), and (b) $185 from other defendants and their counsel. The Company issued 76,667 shares of its common stock to the plaintiffs in January 1998.

     SHAREHOLDER LAWSUITS: The Company was a defendant in two different class action lawsuits, a federal securities class action and a state law derivative class action (the "Shareholder Lawsuits"). The federal securities class action alleged, among other things, violations of federal securities laws in connection with the Company's initial public offering (IPO), and misstatements in certain of the Company's subsequent securities law filings. The state law derivative class action alleged, among other things, breach of fiduciary duty and waste of corporate assets. In April 1997, the court approved the settlement of the Shareholder Lawsuits on the following terms: (a) the plaintiff class received $3,000 in cash and the Company agreed to transfer to the plaintiff class 1,848,118 shares of its freely tradeable Common Stock, (b) the parties entered

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         BROTHERS GOURMET COFFEES, INC.
                                December 26, 1997
                      (in thousands, except share amounts)

into mutual general releases and (c) the Shareholder Lawsuits were dismissed. The Company's insurance carrier and other defendants funded the $3,000 cash settlement. The Company issued 462,029 and 1,386,089 shares of its freely-tradeable common stock to the plaintiffs' counsel and the plaintiffs in July 1997 and January 1998, respectively. In December 1997, the Company received 166,066 shares of its common stock from one of the other defendants in the litigation in exchange for a release from the Company of all potential claims arising out of, or related to, the litigation.

     KONA COFFEE CLASS ACTION: In January 1997, the Company was named as a defendant in a class action lawsuit filed by a group of coffee producers. The plaintiffs have alleged that the defendants, which includes various retailers, distributors and roasters of coffee, conspired to, and did in fact, flood the world wide markets with cheaper and inferior grades of coffee under the false label "Kona Coffee" and that such actions artificially depressed the price of the plaintiffs' coffee crops, damaged the reputation enjoyed by Kona Coffee and wrongfully allowed the defendants to achieve extraordinary profits which should be disgorged to the plaintiffs. In January 1998, the Court approved a magistrate's ruling, which granted the defendants' motion to deny class certification of the litigation. The plaintiffs are in the process of appealing this ruling.

     In January 1998, the Company's insurer notified the Company that it had agreed to assume defense of the case, subject to its standard reservation of rights. The insurer is reviewing the legal and other litigation-related bills paid to date by the Company for the purpose of determining which bills it will reimburse to the Company.

     The defendants, including the Company, are in negotiations with the plaintiffs to settle this litigation. In the meantime, pending the results of those negotiations, the Company intends to continue to defend vigorously this litigation. It is not possible at this time to predict the outcome of this litigation.

     ADAMS & WABASH COFFEE BAR: In December 1996, a landlord sued the
Company, as guarantor on the lease, for the unpaid rents, other damages, expenses and attorney fees. In June 1997, the landlord obtained a judgment against the Company for $350. In January 1998, the Company and the landlord settled the claim for $250, and the landlord dismissed the suit and terminated the lease with the Company. At December 26, 1997, the claim was included in accrued loss and other costs for discontinued retail operations.

     NASSAU & LIBERTY COFFEE BAR: In 1997, a landlord sued and obtained a judgment against the Company for unpaid rents through February 1996, costs and attorney's fees totaling $128. The landlord has filed another action against the Company for unpaid rents from March 1996 through June 1997 totaling $270. The company is appealing the court decision and has posted a bond to stay collection of any part of the judgment pending the decision on the appeal. The Company has estimated $111 to settle this claim and has reserved for this contingency in accrued loss and other costs for discontinued retail operations.

     EMPLOYEE LITIGATION. A former officer has sued the Company in Florida state court for (1) $375 in fees allegedly owed to him for consulting services that he rendered to the Company in 1995, (2) approximately $18 of out-of-pocket expenses incurred by him in rendering such consulting services and (3) attorneys' fees and costs. The lawsuit alleges breach of an oral consulting contract, detrimental reliance by the former officer and quantum merit. The Company believes that it agreed to pay the consulting fees sought by the former officer only if it successfully completed a strategic alliance transaction in 1995. Such a transaction never occurred. The Company has offered to pay the former officer $30 in complete settlement

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         BROTHERS GOURMET COFFEES, INC.
                                December 26, 1997
                      (in thousands, except share amounts)

of all of his claims (consisting of the former officer's out-of-pocket expenses plus $12; any remaining amounts being referred to herein as the "Disputed Claims"). The former officer has not responded to the Company's offer. In the meantime, the parties have continued to conduct discovery. In the event the former officer does not accept the Company's settlement offer, the Company intends to continue to defend vigorously the Disputed Claims. It is not possible at this time to predict the outcome of this litigation.

     SECOND CUP WARRANTY CLAIMS/LITIGATION: In connection with the sale of Gloria Jean's business, the Company indemnified Second Cup for representations and warranties under the Purchase Agreement. In January 1998, the Company agreed to release $441 of the sales proceeds held in escrow to Second Cup for the settlement of outstanding claims. The Company and Second Cup are currently negotiating the settlement of claims totaling $1,319. The amount of certain claims is not determinable at December 26, 1997. The Company disputes certain claims and amounts of certain claims. The Company has provided $400 in accrued loss and other costs for discontinued retail operations for such claims. Sales proceeds of $967 are still being held in escrow to pay any remaining obligations under the Purchase Agreement.

     COFFEE BAR RECEIVABLES/OBLIGATIONS: In December 1996, in connection with the sale of its seven (7) Chicago coffee bars, the Company permitted the purchaser to defer payment of a receivable for the remaining $500 of sales proceeds at an annual interest rate of 9.5%. The Company is currently negotiating with the purchaser for the collection of these proceeds. In addition, the Company remains as guarantor on thirteen (13) of the coffee bar leases sold and assigned to this purchaser. Future commitments under these non-cancelable lease agreements at December 26, 1997 are as follows: Fiscal Year 1998 -- $801; Fiscal Year 1999 -- $813; Fiscal Year 2000 -- $742; Fiscal Year
2001 -- $742; Fiscal Year 2002 -- $373; and thereafter $563. The Company could be required to honor its guarantee of these leases which could have a material adverse affect on the Company's results of operations and its financial condition.

NOTE 10 - RELATED PARTY TRANSACTIONS

     The Secretary and Special Counsel to the Company's Board of Directors is a shareholder of one law firm and was a partner of another legal firm that the Company paid legal services and reimbursement of expenses totaling $508, $231, and $585 during Fiscal Years 1997, 1996, and 1995, respectively.

NOTE 11 - MANAGEMENT'S PLANS

     The Company (1) reported a net loss of approximately $12,673 for the year ended December 26, 1997, (2) incurred cumulative losses for the three years ended December 26, 1997 aggregating approximately $80,980 and (3) reported negative cash flows from operations for the year ended December 26, 1997 of $747. At December 26, 1997, the Company had (a) working capital of approximately $10,195, (b) borrowing availability under its restated credit facility of $4,629 and (c) shareholders' equity of approximately $57,760.
The loss of certain customers, higher costs of green coffee, resulting in decreased demand for gourmet coffee, and additional loss provisions to exit retail operations, adversely affected the Company's results of operations and financial condition in 1997. The Company's 1998 operating plan contemplates focusing activities on expanding net sales through new and existing channel development and new and existing customers. Green coffee costs have decreased and it is anticipated that consumer demand will increase. The Company's plan also contemplates implementing additional cost controls. Although management believes that it will be successful in implementing its 1998 operating plan, there can be no assurance that the Company will be able to do so.

NOTE 12 - SUBSEQUENT EVENT

     In March 1998, the Company announced that it had retained the investment banking firm of Schroder & Co., Inc., ("Schroder") to help it evaluate the Company's brand, business and growth strategy and to identify potential methods and opportunities to enhance shareholder value. The Company has formed a special committee of the Board to evaluate potential transactions and opportunities presented by Schroder. In connection with the retention of Schroder, the Board has approved stay bonus arrangements for certain key employees to retain their services in the event the Company enters into a transaction. At this time, the Company is exploring possible transactions and has not entered into, and is not obligated to enter into, any agreement with any third party to proceed with any transaction.

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        BROTHERS GOURMET COFFEES, INC.
                                (in thousands)

                                                      CHARGED
                                         BALANCE AT   TO COSTS     CHARGED                    BALANCE AT
                                         BEGINNING       AND       TO OTHER                     END OF
DESCRIPTION                              OF PERIOD    EXPENSES     ACCOUNTS     DEDUCTION       PERIOD
-----------                              ---------    --------     --------     ---------       ------
Year ended December 29, 1995:
Deducted from asset accounts:
  Allowance for doubtful accounts         $ 2,055      $6,186       $  678(3)     $7,174(1)     $ 1,745
  Reserve for obsolete inventory              353                                     53(2)         300
  Valuation allowance for deferred
   tax assets                               4,656                    3,336                        7,992
                                          -------      ------       ------        ------        -------
    Totals                                $ 7,064      $6,186       $4,014        $7,227        $10,037
                                          -------      ------       ------        ------        -------
                                          -------      ------       ------        ------        -------
Year ended December 27, 1996:
  Deducted from asset accounts:
  Allowance for doubtful accounts         $ 1,745      $  892       $             $  871(1)     $ 1,766
  Reserve for obsolete inventory              300         353                        382(2)         271
  Valuation allowance for deferred
   tax assets                               7,992                    2,760                       10,752
                                          -------      ------       ------        ------        -------
    Totals                                $10,037      $1,245       $2,760        $1,253        $12,789
                                          -------      ------       ------        ------        -------
                                          -------      ------       ------        ------        -------
Year ended December 26, 1997:
  Deducted from asset accounts:
  Allowance for doubtful accounts         $ 1,766      $  626       $   --        $  850(1)     $ 1,542
  Allowance for doubtful proceeds
   from sale of discontinued retail
   operations                                  --         300           --            --            300
  Reserve for obsolete inventory              271       1,074           --           971(2)         374
  Valuation allowance for deferred
   tax assets                              10,752          --        3,752            --         14,504
                                          -------      ------       ------        ------        -------
    Totals                                $12,789      $2,000       $3,752        $1,821        $16,720
                                          -------      ------       ------        ------        -------
                                          -------      ------       ------        ------        -------

(1) Uncollectible accounts written off, net of recoveries.
(2) Unsalable inventory written off during the year.
(3) Change in accounting estimate associated with restructuring expense.

                           BROTHERS GOURMET COFFEES, INC.
                        EXHIBITS TO ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED DECEMBER 26, 1997

     All exhibits listed hereunder, unless otherwise indicated, have previously been filed as exhibits to (1) Registration Statement No. 33-70236 (effective December 9, 1993) and/or (2) subsequent Forms 10-Q, 10-Q/A, Forms 10-K and/or Forms 8-K, when and as so indicated. Such exhibits have been filed with the Securities and Exchange Commission ("Commission") pursuant to the requirements of the Acts administered by the Commission. Such exhibits are incorporated herein by reference under Rule 24 of the Commission's Rules of Practice and Investigations.

Exhibit
Number                        Description
------                        -----------
3.1     Restated Certificate of Incorporation.

3.2 Certificate of Amendment to Restated Certificate of Incorporation (incorporated by reference to the Company's Report on Form 10-Q, filed August 11, 1997).

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

10.1    Form of Indemnification Agreement.

10.2 Stock Purchase Agreement among the Company, Chock Full O'Nuts Corporation and Hillside Holding Corporation dated October 8, 1993.

10.3 Stock Purchase Agreement among the Company and all of the stockholders of Edglo Enterprises dated October 6, 1993.

10.4    Amended and Restated Stock Option Plan, dated March 1993, as amended.*

10.5    Management Incentive Stock Option Plan dated June 5, 1990, as amended.*

10.6    Non-Qualified Stock Option Plan dated June 5, 1990, as amended.*

                           BROTHERS GOURMET COFFEES, INC.
                        EXHIBITS TO ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED DECEMBER 26, 1997

10.7 Registration Rights Agreement among the Company and Several Investors dated as of December 30, 1992.

10.8 Registration Rights Agreement among the Company, J.H. Whitney & Co., Whitney 1990 Equity Fund, L.P. and Whitney Subordinated Debt Fund, L.P. dated as of December 30, 1992.

10.9 Registration Rights Agreement among the Company and Several Investors dated as of November 19, 1993.

10.10 Registration Rights Agreement between the Company and Steven Shulman dated as of November 18, 1993.

10.11 First Amendment to Amended and Restated Executive Employment Agreement between the Company and Dennis Boyer, dated as of April 17, 1995 (incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 31, 1995).

10.12 Severance Agreement between the Company and Michael J. Carlin, dated as of April 26, 1995 (incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 31, 1995).

10.13 Stock Purchase Agreement by and between Brothers Retail Corp. and The Second Cup Ltd., dated October 16, 1995, as amended by that certain Amendment to Stock Purchase Agreement, dated November 9, 1995, by and between Brothers Retail Corp. and Gloria Jean's Inc., as assignee of The Second Cup Ltd. (incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the fiscal quarter ended September 30, 1995).

10.14 Agreement of Sale by and among Diedrich Coffee (as Purchaser) and Brothers Coffee Bars, Inc. and Brothers Gourmet Coffees, Inc. (as Sellers), dated as of February 23, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995).

10.15 Executive Employment Agreement by and between the Company and Mr. Donald Breen, dated as of January 18, 1996 (incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995).

                           BROTHERS GOURMET COFFEES, INC.
                        EXHIBITS TO ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED DECEMBER 26, 1997

10.16   Agreement of Sale by and among Foster Brothers Corporation and
        Brothers Coffee Bars, Inc., Brothers Gourmet Coffees, Inc., and Brothers Retail Corp., and joined in by Kent Foster, dated as of March 27, 1996 (incorporated by reference to the Company's Quarterly Report filed on Form 10-Q for the fiscal quarter ended March 28, 1996).

10.17 Loan and Security Agreement, by and among Brothers Gourmet Coffees, Inc., as borrower, and Sanwa Business Credit Corporation, as agent and lender, dated as of May 29, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996).

10.18 Agreement of Sale by and among Foster Brothers Corporation and Brothers Coffee Bars, Inc., and Brothers Gourmet Coffees, Inc., and joined in by Kent Foster, dated as of May 30, 1996.

10.19 Credit Support Agreement, by and among Brothers Gourmet Coffees, Inc., J.H. Whitney & Co. and J.P. Bolduc, dated as of May 29, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996).

10.20 Securities Purchase Agreement, by and among Brothers Gourmet Coffees, Inc., as borrower, and Siena Capital Partners, L.P., as lender, dated as of September 20, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended
        September 27, 1996).

10.21 First Amendment and Consent to Loan and Security Agreement, by and among Brothers Gourmet Coffees, Inc., as borrower, and Sanwa Business Credit Corporation, as agent and lender, dated as of September 20, 1996 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 1996).

10.22 Second Amendment and Consent to Loan and Security Agreement, by and among Brothers Gourmet Coffees, Inc., as borrower, and Sanwa Business Credit Corporation, as agent and lender, dated as of December 27, 1996 (incorporated by reference to the Company's Report on Form 8-K, dated January 10, 1997).

10.23 Senior Subordinated Note Agreement, by and among Brothers Gourmet Coffees, Inc., as borrower, and Dilmun Financial Services, as lender, dated as of December 27, 1996 (incorporated by reference to the Company's Report on Form 8-K, dated January 10, 1997).

                           BROTHERS GOURMET COFFEES, INC.
                        EXHIBITS TO ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED DECEMBER 26, 1997

10.24 Forbearance Agreement, by and between the Company and Sanwa, dated as of May 15, 1997 (incorporated by reference to the Company's Report of Form 10-Q/A, dated June 13, 1997).

10.25 Second Amendment to Forbearance Agreement, by and between the Company and Sanwa, dated as of August 15, 1997 (incorporated by reference to the Company's Report of Form 10-Q, dated November 14, 1997).

10.26 Third Amendment to Forbearance Agreement, by and between the Company and Sanwa, dated as of October 31, 1997 (incorporated by reference to the Company's Report of Form 10-Q, dated November 14, 1997).

10.27 Fourth Amendment to Forbearance Agreement, by and between the Company and Sanwa, dated as of November 28, 1997 (incorporated by reference to the Company's Report of Form 10-Q, dated November 14, 1997).

10.28 Amended and Restated Loan and Security Agreement, by and among the Company (as borrower), the Lenders named therein and Goldman Sachs Credit Partners, L.P. as agent and Lender, dated as of December 9, 1997.**

10.29 Subordination Agreement, by and among Sanwa, Dilmun and BIB Holdings (Bermuda) Ltd, dated as of December 27, 1996.**

10.30   First Amendment to (Mr. Breen's) Executive Employment Agreement.**

10.31 Letter from Ernst & Young LLP regarding Change of Accounting Method (incorporated by reference to the Company's Report on Form 10-Q, dated August 11, 1997)

10.32 Common Stock Purchase Warrant between the Company and Brothers Warrant Holdings I, dated as of December 27, 1996.**

10.33 Amendment to Common Stock Purchase Warrant between the Company and Brothers Warrant Holdings I, dated as of December 9, 1997.**

10.34 Common Stock Purchase Warrant between the Company and Siena Capital Partners, L.P., dated as of September 20, 1996.**

10.35 Amendment to Common Stock Purchase Warrant between the Company and Siena Capital Partners, L.P., dated as of December 9, 1997.**

                           BROTHERS GOURMET COFFEES, INC.
                        EXHIBITS TO ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED DECEMBER 26, 1997

10.36 Common Stock Purchase Warrant between the Company and Goldman Sachs Credit Partners, L.P., dated as of December 9, 1997.**

10.37   Form of Senior Management Stay Bonus Letter.**

10.38   Form of Key Employee Stay Bonus Letter.**

10.39 First Amendment to Amended and Restated Loan and Security Agreement, dated as of March 27, 1998.**

21      List of Subsidiaries.**

23      Consent of Ernst & Young LLP.**

27      Financial Data Schedule.**

----------------------
* Compensatory plans in which directors and officers participate and which are not available to all employees.

**   Filed herewith.