Form 10-K/A
period 1997-12-26
BROTHERS GOURMET COFFEES INC
filed 1998-04-24
CIK 913344

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                               -----------------------



                                    FORM 10-K/A-1

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
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
     incorporation or organization)

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

                               -----------------------

                         Documents Incorporated by Reference
                                         NONE

                    SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS AMENDED ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 26, 1997, CERTAIN MATTERS DISCUSSED HEREIN CONTAIN FORWARD LOOKING STATEMENTS BASED ON MANAGEMENT'S EXPECTATIONS REGARDING, AND EVALUATIONS OF CURRENT INFORMATION ABOUT, THE COMPANY'S BUSINESS THAT INVOLVE RISKS AND UNCERTAINTIES, AND ARE SUBJECT TO FACTORS THAT COULD CAUSE ACTUAL FUTURE RESULTS TO DIFFER, BOTH ADVERSELY AND MATERIALLY, FROM CURRENTLY ANTICIPATED RESULTS, INCLUDING, WITHOUT LIMITATION, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS; INDUSTRY AND INDUSTRY SEGMENT CONDITIONS AND DIRECTIONS; WEATHER; COFFEE CROP AND GREEN COFFEE PRICE FLUCTUATIONS; FOREIGN LABOR PROBLEMS; FOREIGN COFFEE DELIVERY DIFFICULTIES; PRODUCTION COSTS; COMPETITIVE PRESSURES; THE COMPANY'S OWN FINANCING CONTINGENCIES AND RESTRICTIONS; MANAGEMENT LIMITATIONS; THE ABILITY AND WILLINGNESS OF PURCHASERS TO COMPLETE ACQUISITIONS OF THE COMPANY'S RETAIL COFFEE BARS AND THE GLORIA JEAN'S STORES; THE COMPANY'S ABILITY TO RESOLVE POST-CLOSING DIFFERENCES WITH THE PURCHASERS' OF CERTAIN COMPONENTS OF THE COMPANY'S DISCONTINUED RETAIL OPERATIONS; LEGISLATION AND REGULATIONS; RESOLUTION OF PENDING LITIGATION IN WHICH THE COMPANY IS A DEFENDANT; THE ABILITY OF THE COMPANY TO CLOSE CONTRACTS WITH NEW ACCOUNTS AND TO RENEW EXISTING ACCOUNTS AS SUCH ACCOUNTS COME UP FOR RENEWAL; CHANGES IN CONSUMER TASTES AND PREFERENCES; AND THE SUCCESS OR LACK THEREOF OF THE COMPANY'S NEW PRODUCTS, NEW PACKAGING, DISPLAY MODELS AND PACKAGING LINES.

                                 INTRODUCTION


          Brothers Gourmet Coffees, Inc. (the "Company"), is filing this Form 10-K/A in order to amend its Annual Report on Form 10-K for the fiscal year ended December 26, 1997 (which was filed on April 7, 1998 -- the "1997 Form 10-K"), to add the following Part III disclosures which were not included in the 1997 Form 10-K, as filed.

                                     PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

          The following table sets forth certain information concerning the directors of the Company:

          NAME                AGE       POSITION(S) WITH THE COMPANY
          ----                ---       ----------------------------
Elias F. Aburdene (2)(3)(6)    45   Director

J.P. Bolduc (2)(3)(6)          58   Director

Donald D. Breen (2)(4)(5)      39   President, Chief Executive Officer, Chief
                                     Financial Officer, Treasurer and Director

James L. Moore, Jr. (1)(4)(6)  55   Director

Ray E. Newton, III (1)(2)(6)   34   Director

Raymond B. Rudy (3)(4)         67   Director

-------------------
(1)  Member of the Audit and Finance Committee.

(2)  Member of the Executive Committee.

(3)  Member of the Compensation Committee.

(4)  Member of the Operating Committee.

(5)  Member of the Nominating Committee.

(6)  Member of the Special Committee.

          At the Company's Annual Meeting of Stockholders in 1997 (the "1997 Annual Meeting"), each of the directors was elected to hold office until the Annual Meeting of Stockholders in 1998 (the "1998 Annual Meeting") and until his successor is duly elected and qualified. Messrs. Aburdene, Bolduc, Breen, Moore and Rudy have been nominated to the slate of directors to be presented to the stockholders at the 1998 Annual Meeting. Mr. Newton is resigning from the Board effective May 14, 1998, and, accordingly, is not standing for re-election at the 1998 Annual Meeting.

PRINCIPAL OCCUPATIONS AND DIRECTORSHIPS HELD BY THE DIRECTORS

          ELIAS F. ABURDENE has been a director of the Company since November 1993. Mr. Aburdene is currently the President of (1) Rock Creek Corporation, an investment company, (2) Aburdene & Associates, Inc., an investment management and administration firm, and (3) Morgan Capital & Energy Corp., an investment holding company, and an advisor and director of Franklin National Bank, a commercial bank headquartered in Washington, D.C. Prior to joining Rock Creek in August 1996, Mr. Aburdene served as Managing Director - International and a director of Palmer National Bancorp, Inc., a position he assumed in July 1991. Prior thereto, he served as Executive Vice President of Fairbanks Management Corporation from June 1986 to January 1991.

          J.P. BOLDUC has been a director of the Company since 1990. Since March 1995, Mr. Bolduc has served as Chairman and Chief Executive Officer of JPB Enterprises, Inc., a diversified holding company with interests in the food, beverage, real estate, retail and manufacturing industries. From January 1993 to March 1995, Mr. Bolduc served as President, Chief Executive Officer and a director of W.R. Grace & Co., a publicly traded company ("W.R. Grace"). From August 1990 to December 1992, Mr. Bolduc served as President and Chief Operating Officer of W.R. Grace. Mr. Bolduc serves as a director of Sundstrand Corporation, Unisys Corporation, Marshall & Ilsley Corporation, Newmont Mining Corporation and Proudfoot, PLC.

          DONALD D. BREEN has been (a) President, Chief Executive Officer and a director of the Company since January 1996 and (b) Chief Financial Officer and
Treasurer since January 1995.   From January 1995 until January 1996, Mr. Breen
served as Executive Vice President of the Company. Prior to January 1995, Mr. Breen was Finance Director of Adolph Coors Company, a publicly traded beer brewing company ("ACC"), from 1990 to 1994. From 1993 to 1994, Mr. Breen served as Assistant Secretary of ACC and Assistant Treasurer of Coors Brewing Company, a wholly-owned subsidiary of ACC. From 1988 to 1990, Mr. Breen was Investment Manager for the Coors Retirement Plan Trusts at ACC.

          JAMES L. MOORE, JR., has been a director of the Company since January 1997. Since 1987, Mr. Moore has served as President and Chief Operating Officer of Coca Cola Bottling Co. Consolidated, a soft drink bottling and distribution company. Mr. Moore also serves as a director of Coca Cola Bottling Co. Consolidated and Park Meridian Bank.

          RAY E. NEWTON, III, has been a director of the Company since December 1992. Mr. Newton joined J.H. Whitney & Co., in 1990, where he is a General Partner. Prior to joining Whitney, Mr. Newton was employed by Morgan Stanley & Co., Incorporated in New York, New York where Mr. Newton was with the Merchant Banking Group. Mr. Newton is also a director of The Northface, Inc.

          RAYMOND B. RUDY has been a director of the Company since February 1997. Since July 1995, Mr. Rudy has served as a partner and managing director of J. W. Childs Associates, L.P., an investment limited partnership. From 1989 through June 1995, Mr. Rudy served as an independent director and management advisor to RBR Consulting, a Greenwich, Connecticut-based consulting firm. Prior to joining RBR, Mr. Rudy held several executive positions with companies engaged in the food and consumer products industries such as Procter & Gamble, Hunt Wesson, General Foods, Arnold Foods and Snapple Beverage.

COMMITTEES OF THE BOARD ("COMMITTEES") AND MEETINGS OF THE BOARD AND COMMITTEES

          The Board has five standing Committees, the Audit and Finance Committee, the Compensation Committee, the Executive Committee, the Nominating Committee and the Operating Committee, and one Special Committee formed in February 1998.

          The Audit and Finance Committee held two (2) meetings in fiscal year 1997. The Audit and Finance Committee consists of Messrs. Newton (who is resigning from the Audit and Finance Committee effective May 14, 1998)
and Moore (who joined the Audit and Finance Committee in February 1997 following Mr. Aburdene's resignation therefrom). Mr. Aburdene has been appointed to the Audit and Finance Committee, effective upon Mr. Newton's resignation therefrom. The functions of the Audit and Finance Committee generally include reviewing, with the Company's independent auditors, the scope and results of their engagement, reviewing the scope and results of the Company's internal audit function and reviewing the adequacy of the Company's management information systems, internal accounting controls and accounting policies and practices.

          The Compensation Committee held three (3) meetings in fiscal year 1997. The Compensation Committee consists of Messrs. Aburdene (who joined the Compensation Committee in February 1997), Bolduc and Rudy (who joined the Compensation Committee in February 1997). The function of the Compensation Committee is to review and approve all Company compensation matters.

          The Executive Committee held no meetings in fiscal year 1997. The Executive Committee consists of Messrs. Aburdene, Bolduc, Breen and Newton. Mr. Newton, who joined the Executive Committee in February 1997, is resigning from the Executive Committee effective May 14, 1998. The Executive Committee is empowered to exercise all of the powers of the Board between meetings of the Board, except for certain powers reserved by law or the Company's bylaws to the Board or the stockholders.

          The Operating Committee, which was formed in February 1997, held three (3) meetings in fiscal year 1997. The Operating Committee consists of Messrs. Breen, Moore and Rudy. The function of the Operating Committee is to review significant operational matters pertaining to the Company, to provide guidance regarding operational matters to the Company's senior management team and to provide other operational assistance to the Company's senior management team, when and as requested.

          The Nominating Committee, which was formed in August 1996, held no meetings in fiscal year 1997. The Nominating Committee consists of Mr. Breen and at least two non-employee directors of the Company, based on the availability from time to time of such non-employee directors to interview potential director candidates. The functions of the Nominating Committee generally include interviewing potential director candidates, recommending candidates for admission to the Board and, when so requested by the Board, recommending to the full Board the slate of directors for re-election at each annual meeting of stockholders.

          In February 1998, the Board formed a Special Committee. The Special Committee consists of Messrs. Aburdene, Bolduc, Moore and Rudy. The purpose of the Special Committee is to oversee the engagement of Schroder & Co, Inc. ("Schroder"), to evaluate transaction opportunities presented by Schroder, to report the results of their evaluation(s) to the Board and to oversee the negotiation, documentation and consummation of any transaction approved by the Board.

          The Board currently consists of Messrs. Aburdene, Bolduc, Breen, Moore, Newton (who is resigning from the Board effective May 14, 1998) and Rudy. The Board held four (4) scheduled meetings and four (4) special meetings in fiscal year 1997. Each director attended at least 75% of the aggregate number of meetings of the Board and committees on which he served during 1997.

EXECUTIVE OFFICERS

          The following table sets forth certain information about the executive officers of the Company:


     NAME              AGE              POSITION(S) WITH THE COMPANY
     ----              ---              ----------------------------
Donald D. Breen         39     President, Chief Executive Officer, Chief
                                Financial Officer, Treasurer and Director
Terry M. Olson          37     Executive Vice President - Sales and Marketing

Barry Bilmes            51     Vice President - Finance and Administration

Linda Pennington        44     Vice President - Operations


          Officers of the Company are appointed by and serve at the discretion of the Board of Directors and the Company. Mr. Breen is the only officer of the Company with an employment agreement. See ITEM 11, "EXECUTIVE COMPENSATION -- EMPLOYMENT AGREEMENTS" below.

BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS

          DONALD D. BREEN -- See ITEM 10, "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -- PRINCIPAL OCCUPATIONS AND DIRECTORSHIPS OF DIRECTORS" above for information concerning Mr. Breen.

          TERRY M. OLSON has been Executive Vice President - Sales and Marketing since December 1994. From 1991 to 1994, Mr. Olson served in various marketing capacities for The Haagen-Dazs Company, Inc., a manufacturer and retailer of ice cream and frozen desserts, the most recent of which was Director of Marketing & Business Unit Leader for Ice Cream Products. From 1987 to 1991, Mr. Olson held various marketing positions with Kraft General Foods, Inc., a manufacturer of food products, the most recent of which was Brand Manager for the Specialty Products Division.

          BARRY BILMES has been Vice President - Finance and Administration since February 1996. From October 1994 through January 1996, Mr. Bilmes served as Controller of the Company. Prior thereto, from 1978 to 1993, Mr. Bilmes served in various financial capacities for Weight Watchers International, Inc., a provider of weight loss products and services, the most recent of which was Controller and Treasurer.

          LINDA PENNINGTON has been Vice President - Operations since July 1996. From 1994 through 1996, Ms. Pennington served as plant manager for Starbucks (a specialty coffee retailer and retail coffee store operator) at its Seattle and Kent, Washington, plants. From 1992 through 1994, Ms. Pennington served as plant operations manager at Nile Spice Foods in Fife, Washington. Before joining Nile, Ms. Pennington served as plant superintendent for Simplot in Quincy, Washington, from 1989 through 1992.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

          Section 16(a) of the Exchange Act requires the directors and certain officers of the Company and beneficial owners of more than ten percent (10%) of the Company's Common Stock to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission. Based solely upon a review of the copies of such forms furnished to the Company and the representations made by such persons to the Company, the Company believes that during fiscal year 1997 its directors, officers and ten percent beneficial owners complied with all filing requirements under Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

          The following table summarizes the compensation accrued/paid by the Company during the periods indicated for services rendered to the Company and its subsidiaries by the Company's Chief Executive Officer and the three highest paid executive officers other than the Chief Executive Officer (the "Named Executive Officers"). At this time, the Company only has three Named Executive Officers other than the Chief Executive Officer and, accordingly, is only providing compensation information with respect to these three individuals rather than the four individuals typically required.

                                                                               LONG TERM COMPENSATION
                                                                         ---------------------------------
                                          ANNUAL COMPENSATION                    AWARDS            PAYOUTS
                               ----------------------------------------  -----------------------   -------
                                                            OTHER        RESTRICTED   SECURITIES     LTIP
                    FISCAL                                  ANNUAL          STOCK     UNDERLYING     ----         ALL OTHER
                     YEAR      SALARY        BONUS      COMPENSATION(6)   AWARD(S)    OPTIONS(7)   PAYOUTS      COMPENSATION(8)
                     ----      ------        -----      ---------------   --------    ----------   -------      ---------------
Donald D. Breen      1997     $250,000    $ 50,000(4)         --            -0-            -0-        -0-           $   -0-
President, Chief     1996      227,176         -0-            --            -0-        100,000        -0-            15,613
Executive Officer,   1995      175,000       87,500           --            -0-         75,000        -0-            35,000
Executive Vice
President, Chief
Financial Officer
and Treasurer(1)

Terry M. Olson       1997     $190,000    $ 35,000(4)         --            -0-            -0-        -0-           $   -0-
Executive Vice       1996      187,116         -0-            --            -0-         75,000        -0-               -0-
President - Sales    1995      160,000      80,000            --            -0-            -0-        -0-               -0-
and Marketing

Barry Bilmes         1997     $120,000    $ 25,000(4)         --            -0-            -0-        -0-           $   -0-
Vice President -     1996      108,500         -0-            --            -0-         25,000        -0-               -0-
Finance and          1995          N/A         N/A            --            N/A            N/A        N/A               N/A
Administration(2)



Linda Pennington     1997     $ 99,840    $ 25,000(4)         --            -0-            -0-        -0-           $   -0-
Vice President -     1996       46,154                        --            -0-         25,000(6)     -0-             9,873(9)
Operations(3)        1995          N/A       8,000(5)         --            N/A            N/A        N/A               N/A
                                               N/A

----------------------
(1) Mr. Breen served as Executive Vice President, Chief Financial Officer and Treasurer throughout fiscal year 1995. Mr. Breen assumed the additional positions of President and Chief Executive Officer and resigned as Executive Vice President on January 26, 1996.

(2) Mr. Bilmes became a Named Executive Officer for the first time in fiscal year 1996.

(3) Ms. Pennington became a Named Executive Officer for the first time in fiscal year 1996.

(4)  Accrued in Fiscal Year 1997 and paid in March 1998.

(5)  Consisting solely of a signing bonus.

(6) Consisting of (a) the Company paid matching 401K plan contribution, (b) the Company paid portion of life insurance, health insurance, accidental death and dismemberment and long term disability coverages and (c) in Mr. Breen's case, a Company paid financial services reimbursement. In the case of each Named Executive Officer, the aggregate amount of Other Annual Compensation was less than $50,000 or 10% of the total of Annual Salary and Bonus reported for the Named Executive Officer.

(7) See ITEM 11, "EXECUTIVE COMPENSATION - AGGREGATED STOCK OPTION EXERCISES IN FISCAL YEAR 1997 AND STOCK OPTION VALUES AT DECEMBER 26, 1997" and
     "- EMPLOYMENT AGREEMENTS" below.

(8)  See ITEM 11, "EXECUTIVE COMPENSATION - RETENTION PROGRAM" below.

(9)  Consisting solely of moving expenses.


     STOCK OPTION GRANTS DURING FISCAL YEAR 1997

               There were no stock option grants to Named Executive Officers during fiscal year 1997. However, in March 1998, the Named Executive Officers received the following stock option grants, all of which were granted under the Brothers Gourmet Coffees, Inc. Second Amended and Restated Stock Option Plan: (1) Mr. Breen - options covering 30,000 shares of Common Stock; (2) Mr. Olson - options covering 20,000 shares of Common Stock; (3) Mr. Bilmes - options covering 20,000 shares of Common Stock; and
     (3) Ms Pennington - options covering 20,000 shares of Common Stock. All of these stock options (a) were granted on March 11, 1998, (b) have an exercise price of $1.0625 per share, (3) have ten-year terms and (d) are evidenced by the Company's standard form of written stock option agreement. One-third of the stock options granted in 1998 vested on the grant date, another one-third will vest on February 25, 1999 and the last one-third will vest on February 25, 2000.

     AGGREGATED STOCK OPTION EXERCISES IN FISCAL YEAR 1997 AND STOCK OPTION VALUES AT DECEMBER 26, 1997

               The following table sets forth information concerning options to purchase Common Stock held by each of the Named Executive Officers during fiscal year 1997 and the value of their unexercised options at December 26,
     1997.   None of the Named Executive Officers exercised any options to purchase Common Stock during fiscal year 1997.

                                                                  NUMBER OF SECURITIES                       VALUE OF
                                                                       UNDERLYING                          UNEXERCISED
                            SHARES                                    UNEXERCISED                          IN-THE-MONEY
                           ACQUIRED                                    OPTIONS AT                           OPTIONS AT
                              ON              VALUE                DECEMBER 26, 1997                   DECEMBER 26, 1997(5)
                           EXERCISE          REALIZED     EXERCISABLE        UNEXERCISABLE        EXERCISABLE    UNEXERCISABLE
                           --------          --------     -----------        -------------        -----------    -------------
Donald D. Breen(1)            0                 0           100,000                  0                $0              $0

Terry M. Olson(2)             0                 0            75,000                  0                $0              $0

Barry Bilmes(3)               0                 0             5,000             20,000                $0              $0

Linda Pennington(4)           0                 0             5,000             20,000                $0              $0

-------------
(1) Effective as of January 18, 1996, in connection with his appointment to the positions of President and Chief Executive Officer of the Company, and in accordance with the terms of his Employment Agreement, Mr. Breen surrendered his existing option to acquire 75,000 shares of Common Stock (which had a remaining term of approximately nine (9) years and an exercise price of $10.25 per share) to the Company for cancellation and received a replacement option to acquire 100,000 shares of Common Stock, which vested in full on the grant date, has a term of ten years from the grant date and has a new exercise price of $3.75 per share. See ITEM 11, "EXECUTIVE COMPENSATION - EMPLOYMENT AGREEMENTS" below for information about additional options Mr. Breen could earn during the term of his Employment Agreement.

(2) Effective as of January 18, 1996, Mr. Olson surrendered his existing option to acquire 75,000 shares of Common Stock (which had a remaining term of approximately nine (9) years and an exercise price of $11.25 per share) to the Company for cancellation and received a replacement option to acquire 75,000 shares of Common Stock, which vested in full on the grant date, has a term of ten years from the grant date and has a new exercise price of $3.75 per share.

(3) On May 16, 1997, the Company granted to Mr. Bilmes an option to acquire 25,000 shares of Common Stock. The option has a ten-year term, is exercisable in five equal 20% annual tranches (the first tranche of which vested on the grant date) and has an exercise price of $3.625 per share. The second through fifth tranches of Mr. Bilmes' option will vest only if certain annual Company-level performance targets are met. The target for the second tranche was not met in fiscal year 1997 and, accordingly, none of Mr. Bilmes' second tranche options vested in fiscal year 1997.

(4) On July 8, 1996, the Company granted to Ms. Pennington an option to acquire 25,000 shares of Common Stock. The option has a ten-year term, is exercisable in five equal 20% annual tranches (the first tranche of which vested on the grant date) and has an exercise price of $3.56 per share.
     The second through fifth tranches of Ms. Pennington's option will vest only if certain annual Company-level performance targets are met. The target for the second tranche was not met in fiscal year 1997 and, accordingly, none of Ms. Pennington's second tranche options vested in fiscal year 1997.

(5) The value of unexercised in-the-money options at December 26, 1997 is based upon the closing trading price for the Common Stock as reported on the Nasdaq Stock Market at December 26, 1997 ($1.0625), less the exercise price per share of the options. All of the options listed in the table have exercise prices in excess of $1.0625 per share.

COMPENSATION OF DIRECTORS

          Each non-employee director ("Non-Employee Director") is paid the following compensation by the Company: (1) $2,000 for each meeting of the Board that such director attends ("Board Meeting Fees"), (2) $500 for each special meeting of each Board Committee that such director attends ("Committee Meeting Fees"), and (3) reimbursement of all reasonable out-of-pocket expenses incurred by such director in connection with attending Board Meetings and Committee Meetings. Effective as of July 1, 1996, each Non-Employee Director (other than Mr. Moore and Mr. Rudy, who were not directors at the time) received a stock option grant covering 25,000 shares of

Common Stock (the "Director Options"). Each Director Option , which was granted under the Company's Second Amended and Restated Stock Option Plan (the "Stock Option Plan"), is subject to the following vesting schedule: (a) Director Options covering 5,000 shares vested on December 31, 1996, (b) Director Options covering another 10,000 shares vested on December 31, 1997 and (c) Director Options covering another 10,000 shares are scheduled to vest on December 31, 1998, for each Non-Employee Director who is serving as a director on that date. On January 1, 1997, Mr. Moore received a Director Option covering 20,000 shares of Common Stock (10,000 shares of which vested on December 31, 1997) at an exercise price of $2.625 per share. On February 27, 1997, Mr. Rudy received a Director Option grant covering 18,384 shares of Common Stock (8,384 shares of which vested on December 31, 1997) at an exercise price of $3.75 per share. Each Director Option has a term of ten
(10) years and an exercise price of $3.375 per share ($2.625 per share for Mr. Moore's Director Option and $3.75 per share for Mr. Rudy's Director Option).

          During fiscal year 1997, the Non-Employee Directors received the following compensation: (1) Mr. Aburdene - $12,000 in Board Meeting Fees and $1,500 in Committee Meeting Fees, and 10,000 Director Options vested (bringing the total number of vested Director Options held by Mr. Aburdene to 15,000); (2) Mr. Bolduc - $12,000 in Board Meeting Fees and $1,000 in Committee Meeting Fees, and 10,000 Director Options vested (bringing the total number of vested Director Options held by Mr. Bolduc to 15,000); (3) Mr. Castleman (who was a director for a portion of fiscal year 1997, but resigned from the Board and the Executive and Compensation Committees prior to the 1997 Annual Meeting) - $0 in Board Meeting Fees and $0 in Committee Meeting Fees (Mr. Castleman waived his Board Meeting Fees, Committee Meeting Fees and his Director Option grant); (4) Mr. Moore - $6,000 in Board Meeting Fees and $1,500 in Committee Meeting Fees and 10,000 Director Options vested (bringing the total number of vested Director Options held by Mr. Moore to 10,000); (5) Mr. Newton - $0 in Board Meeting Fees and $0 in Committee Meeting Fees (Mr. Newton waived his Board Meeting Fees, Committee Meeting Fees and his Director Option grant); and (6) Mr. Rudy -$12,000 in Board Meeting Fees and $1,500 in Committee Meeting Fees and 8,384 Director Options vested (bringing the total number of vested Director Options held by Mr. Rudy to 8,334). Mr. Breen is an employee of the Company, and, as such, was not eligible to participate under the Director Compensation Policy.

          During fiscal year 1997, the directors earned, but did not receive payment of, the following compensation: (1) Mr. Aburdene - $4,000 in Board Meeting Fees and $500 in Committee Meeting Fees; (2) Mr. Bolduc - $4,000 in Board Meeting Fees and $500 in Committee Meeting Fees; (3) Mr. Castleman - $0 in Board Meeting Fees and $0 in Committee Meeting fees; (4) Mr. Moore - $4,000 in Board Meeting Fees and $1,000 in Committee Meeting Fees; (5) Mr. Newton - $0 in Board Meeting Fees and $0 in Committee Meeting Fees; and (6) Mr. Rudy - $0 in Board Meeting Fees and $1,500 in Committee Meeting Fees.

          During fiscal year 1997, Dr. Boyer, a former director and officer, received payments totaling $133,333.33 in accordance with the terms of Dr. Boyer's consulting arrangement with the Company. See ITEM 11 "EXECUTIVE COMPENSATION -- CONSULTING ARRANGEMENTS" and ITEM 13, "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" below.

EMPLOYMENT AGREEMENTS

          Mr. Breen assumed the positions of President and Chief Executive Officer on January 26, 1996. Mr. Breen and the Company executed Mr. Breen's Employment Agreement, effective as of January 18, 1996.

          Mr. Breen's Employment Agreement inadvertently terminated on January 17, 1998. In February 1998, the Board, effective retroactively to January 17, 1998, amended and renewed Mr. Breen's Employment Agreement (referred to herein as the "Amended Agreement") for an additional twelve months though January 17, 1999. At the same time, the Board exercised its right (pursuant to the one-year evergreen renewal provision in the Amended Agreement) to extend the term of the Amended Agreement for a second twelve months through January 17, 2000.

          Pursuant to the Amended Agreement, Mr. Breen is to be paid an annual base salary of $250,000, subject to review by the Board, plus potential annual incentive bonuses and long-term incentive compensation if certain performance targets are achieved. Pursuant to Mr. Breen's Employment Agreement, on January 18, 1996, the Company granted Mr. Breen (1) an option to purchase 100,000 shares of Common Stock at a purchase price of $3.75 per share (the "1996 Option"), (b) the right to receive an option to purchase an additional 75,000 shares of Common Stock in January 1997 (the "1997 Option") and (c) the right to receive an option to purchase an additional 75,000
shares of Common Stock in January 1998 (the "1998 Option").   The 1996 Option
has a ten-year term and is fully vested. The Company did not grant the 1997 and 1998 Options to Mr. Breen. The Amended Agreement also provides for other benefits, including life and medical insurance, long-term incentive compensation arrangements, a leased automobile, annual tax planning services, additional term life and disability income insurance and payment of business expenses. Mr. Breen's Amended Agreement contains severance arrangements and change of control arrangements which provide for payment to Mr. Breen of an amount equal to two times Mr. Breen's annual base salary, the vesting of certain unvested options and bonus payments prorated through the date of his termination of employment in the event of termination of Mr. Breen's employment with the Company other than for cause, Mr. Breen's death or Mr. Breen's disability. Mr. Breen's Amended Agreement also contains provisions restricting Mr. Breen's use of the Company's confidential information, requiring assignment of inventions and patents to the Company and indemnifying Mr. Breen under specified circumstances.

          In fiscal year 1997, Mr. Breen received $250,000 of base salary and no bonus. In November 1997, the Compensation Committee reviewed Mr. Breen's base salary and determined not to increase it at that time. In March 1998, Mr. Breen received a 1997 year-end bonus of $50,000.

SEVERANCE ARRANGEMENTS

          In 1997, the Company paid $135,923 of deferred severance payments to one former executive officer (who was not a Named Executive Officer during fiscal year 1997) pursuant to severance arrangements entered into with such executive officer in fiscal year 1995. The Company does not have a formal severance policy for executive officers.


CONSULTING ARRANGEMENTS

          In accordance with the terms of his Employment Agreement with the Company, on July 20, 1995, Dr. Dennis Boyer, a former Named Executive Officer, exercised his right to convert his status with the Company from executive officer to consultant. In connection therewith, the Company agreed to retain Dr. Boyer, and Dr. Boyer agreed, to provide certain consulting services to the Company through December 31, 1997. The Company agreed to pay Dr. Boyer $133,333.33 per year for such consulting services, plus reimbursement of reasonable out-of-pocket expenses incurred by Dr. Boyer in performing such services. During fiscal year 1997, the Company paid Dr. Boyer $133,333.33 for consulting services rendered by him. All of Dr. Boyer's remaining options to acquire Common Stock (which had been granted to him in connection with his employment with the Company) expired on December 31, 1997, without being exercised.


RETENTION PROGRAM

          In February 1998, the Company retained the investment banking firm of Schroder & Co., Inc. ("Schroder") to help it evaluate the Company's brand, business and growth strategy and to identify potential methods and opportunities to enhance shareholder value. On March 2, 1998, the Company issued a press release announcing that it had engaged Schroder. At the same time, the Company formed a special committee of the Board to evaluate potential transactions and opportunities (collectively, "Transactions") presented by Schroder. At this time, the Company is exploring possible transactions and has not entered into, and is not obligated to enter into, any agreement with any third party to proceed with any transaction.

     The Company considers it essential to foster the continuous employment of senior management and other key personnel of the Company. In this regard, in February 1998, the Company entered into retention arrangements with Messrs. Breen (the President and Chief Executive Officer), Olson (the Executive Vice President Sales and Marketing), Bilmes (Vice President Finance and Administration) and Ms. Pennington (the Vice President - Operations) (the "Senior Management Program"). Under the Senior Management Program, (a) Mr. Breen may receive a retention payment of up to 2.0 times his 1998 base salary, (b) Mr. Olson may receive a retention payment of up to 1.75 times his 1998 base salary, (c) Mr. Bilmes may receive a retention payment of up to
1.5 times his 1998 base salary and (d) Ms. Pennington may receive a retention payment of up to .5 times her 1998 base salary. The purposes of the Senior Management Program are to (1) alleviate concerns of senior management that may arise as a result of the Company's consideration of various Transactions,
(2) encourage senior management to work toward the successful completion of a Transaction and (3) encourage senior management to remain in the employ of the Company up to, and for a period of time following, consummation of a Transaction. Retention payments will be paid to senior management under the Senior Management Program only if a Transaction is completed by June 30, 1998, or a definitive agreement to consummate a Transaction is executed on or before that date and such Transaction is ultimately consummated.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          The members of the Compensation Committee during fiscal year 1997 were Messrs. Castleman and Bolduc through February 1997 and Messrs.
Aburdene, Bolduc and Rudy thereafter. None of the executive officers of the Company serves or served on the compensation committee of another entity or on any other committee of the board of directors of another entity performing similar functions during fiscal year 1997, and no executive officer of the Company serves or served as a director of another entity who has or had an executive officer serving on the Board.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

          The following table sets forth certain information regarding the beneficial ownership of shares of Common Stock as of April 1, 1998, by (i) each person (or group of affiliated persons) known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Common Stock, (ii) each of the Company's directors, (iii) each Named Executive Officer (as defined in ITEM 11, "EXECUTIVE COMPENSATION -- SUMMARY COMPENSATION TABLE") and (iv) all directors and executive officers as a group.

                                               NUMBER OF
 NAME AND ADDRESS OF BENEFICIAL OWNER(1)       SHARES(2)           PERCENT(2)
 ---------------------------------------       ---------           ----------
Whitney Subordinated Debt Fund, L.P.(3)(4)     1,083,234             8.08%

Rashed Abdul Rahman Al-Rashed & Sons           1,032,585             8.38%
Company  (5)

First Union Corporation (6)                      839,332             6.38%

Whitney 1990 Equity Fund, L.P. (3)(7)          1,083,234             8.08%

J.H. Whitney & Co. (3)(8)                      1,083,234             8.08%

Elias F. Aburdene (9)                             16,000             0.13%

J.P. Bolduc (10)                                 399,667             3.22%

Donald D. Breen (11)                             122,150             1.00%

James L. Moore, Jr. (12)                          17,500             0.14%

Ray E. Newton, III (3)(13)                     1,083,234             8.08%

Raymond B. Rudy (14)                               8,384             0.07%

Barry Bilmes (15)                                 12,667             0.10%

Terry M. Olson (16)                               88,667             0.71%

Linda Pennington (17)                             15,667             0.13%

All Executive Officers and Directors as a      1,763,936            13.05%
Group (8 persons)

---------------
(1) Unless otherwise indicated, the address of each of the persons named above is c/o Brothers Gourmet Coffees, Inc., 2255 Glades Road, Suite 100E, Boca Raton, Florida 33431.

(2) The total number of shares of Common Stock issued and outstanding at December 31, 1997, was 12, 121,324.

     A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of options or warrants. Each beneficial owner's number of shares is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and that are exercisable within 60 days from the date hereof have been exercised. The total outstanding shares used to calculate each beneficial owner's percentage includes such exercisable options and warrants of that person only. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) The business address of Whitney Subordinated Debt Fund, L.P. ("Whitney Debt Fund"), Whitney 1990 Equity Fund, L.P. ("Whitney Equity Fund"), J. H. Whitney & Co. ("Whitney") and Ray E. Newton, III, is c/o J.H. Whitney & Co., 177 Broad Street, 15th Floor, Stamford, Connecticut 06901. Whitney, the Whitney Equity Fund and the Whitney Debt Fund are limited partnerships in which Ray E. Newton, III, a director of the Company, is a general
     partner.   Accordingly, each of these entities and Mr. Newton may be deemed to be the beneficial owner of the shares owned by each of such other such entities.

(4) Consisting of (a) a warrant, which is immediately exercisable, to acquire 1,031,421 shares of Common Stock at a price of $8.67 per share, (b) a warrant, which is immediately exercisable by Whitney Equity Fund, to acquire 41,450.5 shares of Common Stock at a price of $3.88 per share and
     (c) a warrant, which is immediately exercisable by Whitney, to acquire 10,362.5 shares of Common Stock at a price of $3.88 per share . The Whitney Debt Fund disclaims beneficial ownership of any shares owned by Whitney, the Whitney Equity Fund and Mr. Newton.

(5) According to Amendment No. 1 to a statement on Schedule 13G filed by Rashed Abdul Rahman Al-Rashed & Sons Company with the SEC on February 8, 1995.
     The business address of such person is P.O. Box 550, Riyadh, Saudi Arabia 11421.

(6) Represents shares of non-voting Class B Common Stock which are convertible into shares of Common Stock ("Class B Common Stock"). The business address of First Union is One First Union Center, 301 South College Street, Charlotte, North Carolina 28288.

(7) Consisting of (a) a warrant, which is immediately exercisable, to acquire 41,450.5 shares of Common Stock at a price of $3.88 per share, (b) a warrant, which is immediately exercisable by Whitney Debt Fund, to acquire 1,031,421 shares of Common Stock at a price of $8.67 per share and (c) a warrant, which is immediately exercisable by Whitney, to acquire 10,362.5 shares of Common Stock at a price of $3.88 per share. The Whitney Equity Fund disclaims beneficial ownership of any shares owned by Whitney, the Whitney Debt Fund and Mr. Newton.

(8) Consisting of (a) a warrant, which is immediately exercisable, to acquire 10,362.5 shares of Common Stock at a price of $3.88 per share, (b) a warrant, which is immediately exercisable by Whitney Equity Fund, to acquire 41,450.5 shares of Common Stock at a price of $3.88 per share and
     (c) a warrant, which is immediately exercisable by Whitney Debt Fund, to acquire 1,031,421 shares of Common Stock at a price of $8.67 per share. Whitney disclaims beneficial ownership of any shares owned by the Whitney Equity Fund, the Whitney Debt Fund and Mr. Newton.

(9) Includes (a) 1,000 shares of Common Stock and (b) 15,000 shares of Common Stock (at an exercise price of $3.375 per share) issuable upon the exercise of a stock option. Does not include 10,000 shares of Common Stock which are issuable upon the exercise of stock options that are not exercisable within 60 days of the date hereof.

(10) Includes (a) 332,854 shares of Common Stock, (b) 15,000 shares of Common Stock (at an exercise price of $3.375 per share) issuable upon the exercise of a stock option and (c) a warrant, which is immediately exercisable, to acquire an additional 51,813 shares of Common Stock at an exercise price of $3.88 per share. Does not include (a) 10,000 shares of Common Stock issuable upon the exercise of stock options that are not exercisable within 60 days of the date hereof and (b) 26,568 shares owned by trusts for the benefit of relatives of Mr. Bolduc. Mr. Bolduc has neither voting nor investment power with respect to securities held by the trust, and, accordingly, disclaims beneficial ownership of such securities.

(11) Includes (a) 12,150 shares of Common Stock, (b) 100,000 shares of Common Stock (at an exercise price of $3.75 per share) issuable upon the exercise of stock options and (c) 10,000 shares of Common Stock (at an exercise price of $1.0625 per share) issuable upon the exercise of stock options. Does not include (a) 20,000 shares of Common Stock issuable upon the exercise of stock options that are not earned or exercisable within 60 days of the date hereof and (b) 31,200 shares of Common Stock owned by family members and a retirement account for the benefit of a relative of Mr. Breen over which Mr. Breen holds a power-of-attorney (Mr. Breen disclaims beneficial ownership of such securities).

(12) Includes (a) 7,500 shares of Common Stock and (b) 10,000 shares of Common Stock (at an exercise price of $2.63 per share) issuable upon the exercise of a stock option. Does not include 10,000 shares of Common Stock issuable upon the exercise of stock options that are not exercisable within 60 days of the date hereof.

(13) Consisting of (a) a warrant, which is immediately exercisable, to acquire 10,362.5 shares of Common Stock at a price of $3.88 per share, (b) a warrant, which is immediately exercisable by Whitney Equity Fund, to acquire 41,450.5 shares of Common Stock at a price of $3.88 per share and
     (c) a warrant, which is immediately exercisable by Whitney Debt Fund, to acquire 1,031,421 shares of Common Stock at a price of $8.67 per share. Mr. Newton disclaims beneficial ownership of any shares owned by the Whitney Equity Fund, the Whitney Debt Fund and Whitney, except to the extent of his proportionate interest therein.

(14) Includes 8,384 shares of Common Stock (at an exercise price of $3.75 per share) issuable upon the exercise of a stock option. Does not include 10,000 shares of Common Stock issuable upon the exercise of stock options that are not exercisable within 60 days of the date hereof.

(15) Includes (a) 1,000 shares of Common Stock, (b) 5,000 shares of Common Stock (at an exercise price of $3.625 per share) issuable upon the exercise of a stock option and (c) 6,667 shares of Common Stock (at an exercise price of
     $1.0625 per share) issuable upon the exercise of stock options.   Does not
     include 13,333 shares of Common Stock issuable upon the exercise of stock options that are not exercisable within 60 days of the date hereof.

(16) Includes (a) 7,000 shares of Common Stock, (b) 75,000 shares of Common Stock (at an exercise price of $3.75 per share) issuable upon the exercise of stock options and (c) 6,667 shares of Common Stock (at an exercise price of $1.0625 per share) issuable upon the exercise of stock options. Does not include 13,333 shares of Common Stock issuable upon the exercise of stock options that are not exercisable within 60 days of the date hereof.

(17) Includes (a) 4,000 shares of Common Stock, (b) 5,000 shares of Common Stock (at an exercise price of $3.56 per share) issuable upon the exercise of a stock option and (c) 6,667 shares of Common Stock (at an exercise price of $1.0625 per share) issuable upon the exercise of stock options. Does not include 13,333 shares of Common Stock issuable upon the exercise of stock options that are not exercisable within 60 days of the date hereof.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


PAYMENTS TO FORMER DIRECTORS AND OFFICERS

          In July 1995, Dr. Boyer resigned as President and Chief Executive Officer of the Company and converted to a consultant. See the Section entitled "EXECUTIVE COMPENSATION--CONSULTING ARRANGEMENTS" for more information concerning Dr. Boyer's consulting arrangement with the Company, which terminated as of December 31, 1997. The Company believes that the consulting fees paid to Dr. Boyer were fair, reasonable and consistent with the terms of transactions the Company would have otherwise entered into with third party non-affiliated persons/entities for comparable consulting services.


PAYMENTS TO LAW FIRMS

          During fiscal year 1997, the Company paid approximately $508,000 for legal services and reimbursement of out-of-pocket costs to the law firm of Brownstein Hyatt Farber & Strickland, P.C. ("Brownstein Hyatt"), the Company's general outside counsel . John L. Ruppert, the Secretary of the Company and Special Counsel to the Board, is a shareholder of Brownstein Hyatt. The Company believes that the fees paid to Brownstein Hyatt were fair, reasonable and consistent with the terms of transactions the Company would have otherwise entered into with third party non-affiliated law firms entities for comparable legal services.


SIENA WARRANT

          In September 1996, the Company and Siena Capital Partners, L.P. ("Siena"), an affiliate of Dabney Resnick Imperial, LLC, the Company's exclusive debt placement agent ("DRI"), entered into a $3 million Securities Purchase Agreement (the "Bridge Facility"). In December 1996, the Company repaid the
full amount of the Bridge Facility.   In connection with the closing of the
Bridge Facility, the Company issued to Sienna four warrants with varying effective and vesting dates. The first warrant, covering 100,000 shares of Common Stock (the "Siena Warrant"), is fully vested. The second, third and fourth warrants expired without vesting. The Siena Warrant (a) has a 7-year term and (b) had an original exercise price of $2.89 per share. On December 9, 1997, Goldman Sachs Credit Partners, L.P. ("GSCP") acquired 100% of the Company's loans under its revolving credit facility, and the Company and GSCP amended and restated the loan agreement
(the "Amended Credit Facility"). In connection therewith, the Company agreed to reduce the exercise price of the Siena Warrant to $1.5625 per share as compensation, in part, for the services provided by DRI in connection with the negotiation and closing of the Amended Credit Facility. The Company believes that the adjustment to the exercise price of the Siena Warrant was fair, reasonable and consistent with the terms of transactions the Company would have otherwise entered into with third party non-affiliated entities for comparable services.


BWH WARRANT

          In December 1996,   the Company and Dilmun Financial Services
("Dilmun") entered into a $15 million Senior Subordinated Note Agreement (the "Subordinated Debt Facility"). In connection with the closing of the Subordinated Debt Facility, the Company issued to Brothers Warrant Holdings I, an affiliate of DRI, a warrant, entitling DRI to acquire up to 400,000 shares of Common Stock at an exercise price of $3.4375 per share of Common Stock (the "BWH Warrant"). The BWH Warrant, which has a 7-year term, is fully vested. As discussed above, on December 9, 1997, the Company and GSCP entered into the Amended Credit Facility. In connection therewith, the Company agreed to reduce the exercise price of the BWH Warrant to $1.5625 per share as compensation, in part, for the services provided by DRI in connection with the negotiation and closing of Amended Credit Facility. The Company believes that the adjustment to the exercise price of the BWH Warrant was fair, reasonable and consistent with the terms of transactions the Company would have otherwise entered into with third party non-affiliated entities for comparable services.


GSCP WARRANT

          In connection with the closing of the Amended Credit Facility, the Company granted GSCP a warrant (the "GSCP Warrant") to acquire up to 400,000 shares of Common Stock at an exercise price of $1.50 per share. The term of the GSCP Warrant is five years. The GSCP Warrant has standard anti-dilution protection. In addition, at GSCP's election, GSCP may require the Company to, and the Company has agreed to, redeem the GSCP Warrant at a redemption price of $0.75 per GSCP Warrant share upon the occurrence of (a) a change of control of the Company, (b) an early termination of the Amended Credit Facility or (c) at any time within thirty days prior to the expiration of the GSCP Warrant. The Company believes that the grant of the GSCP Warrant to GSCP was fair, reasonable and consistent with the terms of transactions the Company would have otherwise entered into with third party non-affiliated lenders for comparable services.

BIB WARRANT

          In connection with the closing of the Subordinated Debt Facility, the Company granted BIB Holdings (Bermuda) Ltd., an affiliate of Dilmun, a warrant (the "BIB Warrant") to acquire up to 1,245,000 shares of Common Stock at an exercise price of $.25 per share. The term of the BIB Warrant is ten years. 265,600 BIB Warrants vested on December 27, 1996. Another 265,600 BIB Warrants vested on December 27, 1997. The remaining 713,800 BIB Warrants will vest according to the following schedule: (1) 182,600 BIB Warrants will vest on December 27, 1998, if the Subordinated Debt Facility is not paid in full on or before that date, (2) another 166,000 BIB Warrants will vest on December 27, 1999, if the Subordinated Debt Facility is not paid in full on or before that date, (3) another 182,600 BIB Warrants will vest on December 27, 2000 if the Subordinated Debt Facility is not paid in full on or before that date and (4) another 182,600 BIB Warrants will vest on December 27, 2001 if the Subordinated Debt Facility is not paid in full on or before that date.

CONTRIBUTION OF SHARES TO THE COMPANY

          In December 1997, the Whitney 1990 Equity Fund, L.P.., the Whitney Subordinated Debt Fund, L.P., and J.H. Whitney & Co. (collectively, the "Whitney Entities") contributed 131,136, 2,086 and 32,784 shares of Common Stock, respectively, to the Company in connection with the settlement of the Shareholder Class Action, and the parties simultaneously entered into a mutual settlement and release agreement. The Company believes that the terms of this transaction were fair, reasonable and consistent with the terms of transactions the Company would have otherwise entered into with third party non-affiliated entities in a comparable situation.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   BROTHERS GOURMET COFFEES, INC.


                                   By:  /s/ BARRY BILMES
                                        ------------------------------------
                                        Barry Bilmes, Vice President
                                        Finance and Administration
                                        (signing on behalf of the registrant
                                        and as principal financial officer
                                        of the registrant)

                                   Date:  April 24, 1998