Form 10-Q
period 1998-03-27
BROTHERS GOURMET COFFEES INC
filed 1998-05-11
CIK 913344

                                 UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C., 20549


                                   FORM 10-Q

(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 27, 1998

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

                           Yes [X]          No [ ]

As of May 11, 1998 the Registrant had issued and outstanding (1) 12,121,324 shares of Common Stock, par value $.0001 per share, and (2) 839,332 shares of Class B Common Stock, par value $.0001 per share.

                        BROTHERS GOURMET COFFEES, INC.


                 SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDING MARCH 27, 1998, CERTAIN MATTERS DISCUSSED HEREIN INCLUDING, WITHOUT LIMITATION, PART I - FINANCIAL INFORMATION, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND ELSEWHERE IN THIS FORM 10-Q (AND ANY DOCUMENTS INCORPORATED HEREIN BY REFERENCE) CONTAIN FORWARD LOOKING STATEMENTS BASED ON MANAGEMENT'S EXPECTATIONS REGARDING, AND EVALUATIONS OF CURRENT INFORMATION ABOUT, THE COMPANY'S BUSINESS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE FUTURE RESULTS TO DIFFER, BOTH ADVERSELY AND MATERIALLY, FROM CURRENTLY ANTICIPATED RESULTS. THESE STATEMENTS ARE TYPICALLY IDENTIFIED BY THEIR INCLUSION OF PHRASES SUCH AS "THE COMPANY ANTICIPATES," "MANAGEMENT BELIEVES" AND OTHER PHRASES OF SIMILAR MEANING. SUCH FACTORS INCLUDE, AMONG OTHERS, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS; INDUSTRY AND INDUSTRY SEGMENT CONDITIONS AND DIRECTIONS; WEATHER; COFFEE CROP AND GREEN COFFEE PRICE FLUCTUATIONS; FOREIGN LABOR PROBLEMS; FOREIGN COFFEE DELIVERY DIFFICULTIES; PRODUCTION COSTS; COMPETITIVE PRESSURES; THE COMPANY'S OWN FINANCING CONTINGENCIES AND RESTRICTIONS; MANAGEMENT LIMITATIONS; THE ABILITY AND WILLINGNESS OF PURCHASERS TO COMPLETE ACQUISITIONS OF THE COMPANY'S RETAIL COFFEE BARS AND THE GLORIA JEAN'S STORES; THE COMPANY'S ABILITY TO RESOLVE POST-CLOSING DIFFERENCES WITH THE PURCHASERS OF CERTAIN COMPONENTS OF THE COMPANY'S DISCONTINUED RETAIL OPERATIONS; LEGISLATION AND REGULATIONS; RESOLUTION OF PENDING LITIGATION IN WHICH THE COMPANY IS A DEFENDANT; THE ABILITY OF THE COMPANY TO CLOSE CONTRACTS WITH NEW ACCOUNTS AND TO RENEW EXISTING ACCOUNTS AS SUCH ACCOUNTS COME UP FOR RENEWAL; CHANGES IN CONSUMER TASTES AND PREFERENCES; THE SUCCESS OR LACK THEREOF OF THE COMPANY'S NEW PRODUCTS, DISPLAY MODELS AND PACKAGING LINES; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q. AS A RESULTS OF THE FOREGOING AND OTHER FACTORS, NO ASSURANCE CAN BE GIVEN AS TO FUTURE RESULTS, LEVELS OF ACTIVITY AND/OR ACHIEVEMENTS, AND NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY OR COMPLETENESS OF THESE STATEMENTS.

                        BROTHERS GOURMET COFFEES, INC.


                                     INDEX

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
     Item 1.  Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets--March 27, 1998 and
              December 26, 1997 . . . . . . . . . . . . . . . . . . . . . . .  1

              Condensed Consolidated Statements of Operations--Three months ended March 27, 1998 and March 28, 1997 . . . . . . . . . . . .  2

              Condensed Consolidated Statements of Cash Flows--Three months ended March 27, 1998 and March 28, 1997 . . . . . . . . . . . .  3

              Notes to Condensed Consolidated Financial Statements--
              March 27, 1998. . . . . . . . . . . . . . . . . . . . . . . . .  4

     Item 2.  Management's Discussion and Analysis
              of Financial Condition and Results of Operations. . . . . . . .  8


PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . 10

     Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . 10

     Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . 10

     Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . 11

     Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . 11

     Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . 11

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                         BROTHERS GOURMET COFFEES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                       March 27,    December 26,
                                                                         1998           1997
                                                                      -----------   ------------
                                                                      (Unaudited)
        ASSETS

Current assets:
     Trade receivables, net                                            $  7,311       $ 11,118
     Receivable from the sale of discontinued retail operations           1,640          1,818
     Inventories                                                          9,695          9,516
     Prepaid expenses and other current assets                            1,201            836
                                                                       --------       --------
          Total current assets                                           19,847         23,288

Plant and equipment, net                                                 15,374         15,839

Other assets:
     Excess of cost over net assets acquired, net                        50,621         50,991
     Prepaid promotional expenses, net                                    4,368          5,070
     Debt acquisition costs, net                                          2,444          2,759
     Other assets                                                         1,051          1,066
                                                                       --------       --------
                                                                       $ 93,705       $ 99,013
                                                                       --------       --------
                                                                       --------       --------
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                              $  1,742       $  1,779
     Accounts payable                                                     3,629          4,419
     Accrued expenses                                                     6,253          5,477
     Accrued losses and other costs of
       discontinued retail operations                                       631          1,389
     Accrued restructuring costs                                             --             29
                                                                       --------       --------
          Total current liabilities                                      12,255         13,093

Long-term debt, less current liabilities                                 27,557         27,777

Minority interest                                                            65             83
Redeemable Warrants                                                         300            300

Stockholders' equity:
     Preferred Stock--10,000,000 shares authorized: $1.00 par value;
       -0- shares issued and outstanding at March 27, 1998
       and December 26, 1997                                                 --             --
     Common Stock -- 25,000,000 shares authorized:
        $.0001 par value; 12,324,890 shares issued
        at March 27, 1998 and December 26, 1997                               1              1
     Common Stock Class B -- 2,000,000 shares authorized:
        $.0001 par value; 839,332 shares issued and outstanding
        at March 27, 1998 and December 26, 1997                              --             --
     Additional paid-in capital                                         151,693        151,693
     Accumulated deficit in earnings                                    (97,716)       (93,484)
     Treasury stock (203,566 shares, at cost)                              (450)          (450)
                                                                       --------       --------
          Total stockholders' equity                                     53,528         57,760
                                                                       --------       --------
                                                                       $ 93,705       $ 99,013
                                                                       --------       --------
                                                                       --------       --------

See accompanying notes to condensed consolidated financial statements.

                          BROTHERS GOURMET COFFEES, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                               Three-months        Three-months
                                                              Ended March 27,     Ended March 28,
                                                                   1998                1997
                                                              ---------------     ---------------
Net sales                                                         $15,445             $16,808
Cost of goods sold                                                  9,925               9,047
                                                                  -------             -------
     Gross profit                                                   5,520               7,761

Operating expenses:
     Distribution, selling and marketing                            6,580               7,069
     Administrative                                                 1,342               1,325
     Amortization of intangibles                                      370                 669
                                                                  -------             -------
Loss from operations                                               (2,772)             (1,302)

Other expenses (income):
     Interest expense, net                                          1,461                 943
     Other (income) expense                                            (1)                 15
                                                                  -------             -------
Loss before discontinued retail operations                         (4,232)             (2,260)

Loss on disposal of discontinued retail operations                     --              (2,700)
                                                                  -------             -------
Net loss                                                          $(4,232)            $(4,960)
                                                                  -------             -------
                                                                  -------             -------
Loss per common share and loss per common share--
        assuming dilution:
     Loss from continuing operations                              $ (0.33)            $ (0.20)
     Loss from discontinued retail operations                          --               (0.24)
                                                                  -------             -------
Net  loss                                                         $ (0.33)            $ (0.44)
                                                                  -------             -------
                                                                  -------             -------
Weighted average common
      shares outstanding                                           12,961              11,202
                                                                  -------             -------
                                                                  -------             -------

See accompanying notes to condensed consolidated financial statements.

                         BROTHERS GOURMET COFFEES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                         Three-months         Three-months
                                                        Ended March 27,      Ended March 28,
                                                              1998                 1997
                                                        ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $(4,232)            $(4,960)
Adjustments to reconcile net loss to cash
  provided by operating activities:
       Discontinued retail operations                            --               2,700
       Depreciation and amortization                          3,035               3,157
       Provision for Doubtful Accounts                           94                  30
Changes in operating assets and liabilities:
     Current assets                                           3,169               4,725
     Current liabilities                                        (43)             (5,627)
     Prepaid promotional expenses                              (285)             (2,499)
     Other noncurrent assets                                     (3)                (26)
                                                            -------             -------
Net cash provided by (used in) operating activities:
  Continuing operations                                       1,735              (2,500)
  Discontinued retail operations                               (758)               (406)
                                                            -------             -------
                                                                977              (2,906)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of plant and equipment, net                        (704)             (1,769)
  Proceeds from sale of discontinued retail operations          178                 100
                                                            -------             -------
Net cash used in investing activities                          (526)             (1,669)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under revolving line
    of credit                                                    55               5,010
   Payment of term loan                                        (413)               (375)
   Payments under capital lease                                 (50)                (37)
   Debt issuance costs                                          (43)                (23)
                                                            -------             -------
   Net cash (used in) provided by financing activities         (451)              4,575
                                                            -------             -------
Change in cash                                                   --                  --
Cash at the beginning of the period                              --                  --
                                                            -------             -------
Cash at the end of the period                               $    --             $    --
                                                            -------             -------
                                                            -------             -------

See accompanying notes to condensed consolidated financial statements.

                        BROTHERS GOURMET COFFEES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 27, 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q pursuant to the Securities Exchange Act of 1934, as amended (the "1934 Act"), and Article 10 of Regulation S-X, as amended. Accordingly, they do not include all the financial statements and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 27, 1998 are not necessarily indicative of the results that may be expected for the year ended December 25, 1998 ("Fiscal Year 1998"). For further information, refer to the Brothers Gourmet Coffees, Inc.'s (the "Company") consolidated financial statements and footnotes (collectively the "1997 Financial Statements") included in its Annual Report on Form 10-K for the (the "1997 Form 10-K") year ended December 26, 1997 ("Fiscal Year 1997").

NOTE 2--SALES

The Company is an integrated sourcer, roaster and wholesaler of high quality gourmet coffee products. The Company distributes its product principally through grocery stores, supermarkets, mass merchandisers, drug stores, military commissaries, warehouse stores and specialty stores (the "wholesale distribution channel"). The Company's business is seasonal, with increased sales during the colder months. As a result, in a typical year, a substantial portion of the Company's sales and its reported results from operations occur during the fourth quarter of the year. The Company's results of operations for any particular quarter may not necessarily be indicative of its results of operations for any other particular quarter or for the whole year.

NOTE 3--EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board issued Statement No. 128,
"Earnings per share."   Statement 128 replaced the calculation of primary and
fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options or warrants.
Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. Shares underlying options and warrants totaling 3,501,604 shares and 3,369,120 shares are not included in the computation for the three-month fiscal periods ended March 27, 1998 and March 28, 1997, respectively, because the effect is antidilutive.

NOTE 4--INVENTORIES

The components of inventories consist of the following:

                                      March 27,    December 26,
                                        1998           1997
                                      ---------    ------------
Green coffee                           $3,910         $2,606
Finished goods                          4,510          5,851
Packaging and other supplies            1,275          1,059
                                       ------         ------
                                       $9,695         $9,516
                                       ------         ------
                                       ------         ------

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 27, 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 5--DEBT FACILITIES

A summary of indebtedness outstanding under various credit arrangements at March 27, 1998 and December 26, 1997 is as follows:

                                                 March 27,   December 26,
                                                   1998          1997
                                                ---------    ------------

Revolving Credit Facility(a)(c)                   11,233        $11,177
Term Loan Facility(b)(c)                           6,088          6,500
Subordinated Note(d)                              15,000         15,000
Capital lease obligations                            100            150
                                                 -------        -------
                                                  32,421         32,827
Less value ascribed to warrants                   (3,122)        (3,271)
Less current maturities                           (1,742)        (1,779)
                                                 -------        -------
                                                 $27,557        $27,777
                                                 -------        -------
                                                 -------        -------

(a) The Company's revolving credit facility (the "Revolving Credit Facility"), in the aggregate principal amount of $21,500 (the "Revolving Credit Facility"), bears interest at the prime rate plus 2.0% (10.50% at March 27, 1998). Interest is payable monthly. The Revolving Credit Facility matures on May 29, 1999. The Revolving Credit Facility carries an unused
commitment fee of .5% of the average daily unused balance.   At March 27,
1998, the remaining availability under the Revolving Credit Facility was $3,387. Eligible inventory, receivables and slotting fees collateralize borrowings under the Revolving Credit Facility.

(b)  The Company's term loan  facility (the "Term Loan Facility") consists of
(1) a term loan in the amount of $2,138 ("Term Loan A") and (2) a second term loan in the amount of $3,950 ("Term Loan B"). Term Loan A bears interest at the prime rate plus 2.0% (10.5% at March 27, 1998) and is payable in fourteen monthly installments of $37.5 each plus accrued interest and one installment of $1,612.50 plus interest payable at maturity. Term Loan B bears interest at a fixed rate of 11.75% and is payable in fourteen monthly installments of $100 each plus accrued interest and one installment of $2,550 plus accrued interest payable at maturity.

(c) The Revolving Credit Facility and the term Loan facility are components of the Company's Amended and Restated Credit Agreement (the "Restated Credit Agreement"), with Goldman Sachs Credit Partners, , L.P. ("GSCP").

(d) The Company's unsecured subordinated note facility (the "Subordinated Note") with Dilmun Financial Services ("Dilmun"), in an aggregate principal amount of $15,000, bears interest at the rate of 11.25% per annum. Interest is payable quarterly and the Subordinated Note matures on December 26, 2002.

The Company's debt agreements with GSCP and Dilmun contain various financial and non-financial covenants. These covenants require the Company (1) beginning with the first quarter of 1998, to maintain total capital funds, as defined in the Restated Credit Agreement, at various quarterly amounts, (2) beginning with the second quarter of 1998, to maintain earnings before interest expense, taxes paid, depreciation and amortization ("EBITDA"), as defined in the Restated Credit Agreement, at various quarterly amounts, (3) to maintain cash flow to debt service and consolidated tangible net worth, both as defined in the Subordinated Note agreement, at specified levels, (4) beginning in the first quarter of 1998, to limit annual capital expenditures to $5,000 and (5) at all times during 1998, to restrict the payment of dividends. At March 27, 1998, the Company continued not to be in compliance with the cash flow coverage ratio

                         BROTHERS GOURMET COFFEES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 27, 1998
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

covenant and consolidated tangible net worth covenant in the Subordinated Note (the "Covenant Defaults"). Pursuant to the terms of the Subordinated Note, management has determined that Dilmun does not have the right to accelerate repayment of the Subordinated Note solely because of the Covenant Defaults and, accordingly, the Company has continued to classify the outstanding borrowings under the Subordinated Note as long-term. The Company has asked Dilmun to amend the Subordinated Note to eliminate the Covenant Defaults or, in the alternative, to waive the Covenant Defaults under the Subordinated Note. The Company and Dilmun have not been able to reach agreement on the terms of such amendment or waiver. See for more information concerning the Company's debt facilities, see (1) Note 3 - Debt to the Notes to the Company's 1997 Financial Statements and (2) PART I, ITEM 1. BUSINESS --Credit Facilities in the Company's 1997 Form 10-K

NOTE 6--DISCONTINUED RETAIL OPERATIONS

In June 1995, the Board of Directors (the "Board") adopted a plan (the "Disposition Plan") to dispose of all of the Company's retail operations, consisting of the Gloria Jean's specialty retail business ("Gloria Jean's") and the Brothers Gourmet Coffee Bars (the "Coffee Bars"). Accordingly, the operating results of discontinued retail operations, including provisions for estimated losses during the phase-out period, have been segregated from continuing operations and reported as a separate line item on the statement of operations. Due to the subjective nature of estimating future operating losses and incremental costs of disposal, it is reasonably possible that these estimates may change in the future. Future changes in estimates will be included in the statement of operations in the fiscal year determined.
See Note 8 -- Contingencies and Litigation below. For more information concerning the Company's disposition of its Gloria Jean's business and the Brothers Coffee Bars, see (1) Note 2 - Discontinued Retail Operations to the Notes to the Company's 1997 Financial Statements and (2) PART I, ITEM 1. BUSINESS -- Discontinued Retail Operations in the Company's 1997 Form 10-K

As of March 27, 1998, the Company's obligations under the non-cancelable operating leases for its remaining five Coffee Bars were as follows: Fiscal Year 1998 - $549; Fiscal Year 1999 - $753; Fiscal Year 2000 - $770; Fiscal Year 2001 - $802; Fiscal Year 2002 - $831; and thereafter -$2,711. The Company has sublease agreements on two (2) of the five (5) remaining non-cancelable lease agreements. Future minimum sublease income under these sublease agreements at March 27, 1998 is as follows: Fiscal Year 1998 - $253; Fiscal Year 1999 - $341; Fiscal Year 2000 - $347; Fiscal Year 2001 - $375; Fiscal Year 2002 - $384; and thereafter - $1,526. The Company is negotiating to terminate its obligations under all of the remaining leases and estimates that the total costs relating to the assignment and termination of these leases will be approximately $111. This incremental cost has been included in the estimated loss on disposal.

As of March 27, 1998, the Company remained as a guarantor on sixteen (16) leases sold and assigned to third parties with future commitments under these agreements at March 27, 1998 as follows: Fiscal Year 1998 - $673; Fiscal Year 1999 - $915; Fiscal Year 2000 - $845; Fiscal Year 2001 - $845; Fiscal Year 2002 - $422; and thereafter - $577.

NOTE 7--INCOME TAXES

The Company historically has experienced net operating losses and has established valuation allowances to offset net deferred tax assets. Accordingly, the Company has had no provision for income taxes and expects this trend to continue for the remainder of Fiscal Year 1998.

                        BROTHERS GOURMET COFFEES, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 27, 1998
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 8--CONTINGENCIES

In December 1996, in connection with the sale of its seven (7) Chicago coffee bars, the Company permitted the purchaser to defer payment of a receivable for the remaining $500 of sales proceeds at an annual interest rate of 9.5%. The Company is currently negotiating with the purchaser for the collection of these proceeds. In addition, the Company remains as guarantor on thirteen
(13) of the coffee bar leases sold and assigned to this purchaser. Future commitments under these non-cancelable lease agreements at March 27, 1998 are as follows: Fiscal Year 1998 -- $600; Fiscal Year 1999 -- $813; Fiscal Year 2000 -- $742; Fiscal Year 2001 -- $742; Fiscal Year 2002 - $373; and
thereafter $563. The Company could be required to honor its guarantee of these leases which could have a material adverse affect on the Company's results of operations and its financial condition.

NOTE 9--LITIGATION

For historical information concerning the Kona Coffee Class Action, Nassau & Liberty Coffee Bar Litigation, Employee Litigation and Second Cup Warranty Claims/Litigation, see (1) Note 9 - Contingencies to the Company's 1997 Financial Statements and (2) PART I, ITEM 3. LEGAL PROCEEDINGS in the Company's 1997 Form 10-K. There have been no material developments with respect to any of these litigation matters since April 5, 1998, except as set forth below.

     SECOND CUP WARRANTY CLAIMS/LITIGATION. In May 1998, the Company settled two additional warranty claims, totaling $373, by agreeing to release an additional $320 of the sales proceeds held in escrow to the purchaser, The Second Cup ("Second Cup"). The Company and Second Cup are continuing to discuss settlement of the remaining claims, which total approximately $965. The Company disputes liability for certain of these remaining claims and, in the case of several of the remaining claims for which it does not dispute liability, it disputes the amount of its liability for such claims. The current balance in the escrow fund, net of payments to be made with respect to the two claims settled in May, is approximately $701.

     KONA COFFEE CLASS ACTION. In April 1998, the parties attended a settlement conference. While the Company believes that progress was made at the conference toward settlement of this litigation, the parties were not able to reach a definitive settlement. The defendants, including the Company, continue to discus settlement of this litigation with the plaintiffs.

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

FIRST QUARTER 1998 COMPARED WITH FIRST QUARTER 1997

     NET SALES. Net sales decreased $1.4 million, or 8.1%, in the first quarter of Fiscal Year 1998 as compared to the first quarter of Fiscal Year 1997. Sales decreased $2.6 million due to lower sales volume partially offset by a $1.2 million increase in sales price realization ($0.41 per pound). The decline in sales volume was attributable principally to (1) timing of shipments to warehouses and distributors and (2) a loss of certain customers. The Company's decision not to enter into unprofitable promotional contracts, requiring the payment of substantial product placement costs (slotting fees), was the primary reason for the loss of such customers.

     GROSS PROFIT AND GROSS PROFIT MARGIN. Gross profit decreased $2.2 million, or 28.9%, in the first quarter of Fiscal Year 1998 as compared to the first quarter of Fiscal Year 1997. The decrease resulted principally from (1) a decrease in sales volume ($1.4 million) and (2) an increase in green coffee costs ($1.8 million). The decrease in gross profit was partially offset by an increase of $1.2 million from higher sales price realization. The gross profit margin decreased as a percentage of sales from 46.2% in the first quarter of Fiscal Year 1997 to 35.7% in the first quarter of Fiscal Year 1998 principally due to the higher cost of green coffee.

     DISTRIBUTION, SELLING AND MARKETING EXPENSES. Distribution, selling and marketing expenses decreased $.5 million, or 6.9%, in the first quarter of Fiscal Year 1998 as compared to the first quarter of Fiscal Year 1997 principally due to lower distribution costs and customer related expenses. Distribution costs decreased $.4 million as a result of a consolidation of the Company's direct store distribution ("DSD") routes and lower freight-out costs due to lower sales volume and lower shipping costs. Customer related expenses decreased $.2 million due to lower slotting amortization ($.1) and customer display equipment depreciation ($.1 million). Marketing costs increased $.1 million due to the timing of advertising and coupon promotional programs. Distribution, selling and marketing expenses as a percentage of sales increased from 42.1% of sales in the first quarter of Fiscal Year 1997 to 42.6% of sales in the first quarter of Fiscal Year 1998 principally due to lower sales.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles expense decreased $.3 million in the first quarter of 1998 as compared to the first quarter of 1997 due to reductions in noncompete agreement amortization.

     INTEREST EXPENSE. Interest expense increased $.5 million, or 55.0%, in the first quarter of Fiscal Year 1998 as compared to the first quarter of Fiscal Year 1997. The increase was principally due to (1) higher borrowing amounts and (2) higher effective interest rates.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations increased $2.0 million in the first quarter of Fiscal Year 1998 as compared to the first quarter of Fiscal Year 1997. The increase was principally due to (1) a $2.2 million decrease in gross profit and (2) a $.5 million increase in interest expense, partially offset by (3) a $.7 million decrease in distribution, selling and marketing expenses and amortization of intangibles.

     LOSS FROM DISCONTINUED RETAIL OPERATIONS. Loss from discontinued retail operations decreased $2.7 million in the first quarter of Fiscal Year 1998 as compared to the first quarter of Fiscal Year 1997. The first quarter Fiscal Year 1997 loss was principally due to (1) the additional cost of settling certain Gloria Jean's franchisee litigation ($1.3 million) and (2) increased anticipated costs associated with post-closing claims with respect to the sale of Gloria Jean's, the closing of the Coffee Bars and the termination/buyout of certain remaining Coffee Bars leases ($1.4 million).

     NET LOSS. Net loss decreased $.7 million in the first quarter of Fiscal Year 1998 as compared to the first quarter of Fiscal Year 1997 principally due to the $2.7 reduction in loss from discontinued operations offsetting the $2.0 increased loss from continuing operations.

YEAR 2000 COMPLIANCE

     Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather than the year 2000. Utilizing both internal and external resources the Company is in the process of defining, assessing and converting or replacing various programs, hardware and instrumentation systems to make them Year 2000 compatible. The Company's Year 2000 project is comprised of two components - business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers, whose Year 2000 problems could potentially impact the Company. Equipment exposures consist of personal computers, system servers, telephone equipment and roasting and packaging equipment whose Year 2000 problems could also impact the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities for the first quarter of Fiscal Year 1998 was $1.0 million. The liquidation of $3.2 million of current assets, principally accounts receivable, offset $2.2 of cash used by cash operating losses, prepaid promotional expense payments and discontinued retail operations. In the first quarter of Fiscal Year 1998, the Company made $.7 million of capital expenditures, consisting of (1) $.4 million for customer display equipment and (2) $.3 million for plant and computer equipment. The Company reduced its outstanding borrowings by $.5 million.

     Net cash (used in) provided by financing activities for the first quarter of Fiscal Year 1998 was ($.5) million compared to $4.6 million for the first quarter of Fiscal Year 1997. Net cash used in investing activities for the first quarter of Fiscal Year 1998 was $.5 million compared to $1.7 million for the first quarter of Fiscal Year 1997.

     Management expects capital expenditures in Fiscal Year 1998 (primarily associated with the acquisition of customer display and plant equipment) not to exceed $2.5 million. At March 27, 1998, the Company had approximately $3.4 million of borrowing availability under its Revolving Credit Facility.

     On March 2, 1998, the Company announced that the Board had retained the investment bank, Schroder & Co., Inc. ("Schroders"), to help the Company evaluate its brand, business and growth strategies and to identify methods and opportunities to enhance shareholder value. In connection therewith, the Company, with Schroders' assistance, is examining all aspects of its business, including its short- and long-term liquidity needs. While the Company believes that it has sufficient capital resources to operate its business for the balance of Fiscal Year 1998, it could experience periods of short-term tightness during the year, just as it has in past years.

     In December 1996, the Company entered into the Subordinated Note financing with Dilmun. The Subordinated Note is in the principal amount of $15 million, matures on December 26, 2002 and bears interest at 11.25% fixed. At December 26, 1997, the Company was not in compliance with the cash flow coverage ratio covenant and the consolidated tangible net worth covenant in the Subordinated Note (the "Covenant Defaults"). Pursuant to the terms of the Subordinated Note, management has determined that the lender does not have the right to accelerate repayment of the Subordinated Note solely because of the Covenant Defaults and, accordingly, the Company has continued to classify the outstanding borrowing under the Subordinated Note as long-term. The Company and Dilmun have not been able to reach agreement on the terms of such amendment or waiver.

SUPPLY OF COFFEE AND GENERAL RISK CONDITIONS

     Coffee is the world's second largest traded commodity. Supply and price can be, and have been, volatile. While most coffee trades in the commodities market, coffee of the quality level sought by the Company has a tendency to trade on a negotiated basis at a substantial premium above commodity coffee pricing, depending upon the supply and demand at the time of purchase. The supply and price can be affected by multiple factors, such as weather, politics and economics in the coffee producing countries, many of which are lesser developed nations.

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

     During 1997, green coffee prices increased from $1.40 per pound at the start of 1997 to a high of over $3.00 per pound in June 1997 and remained relatively high, $1.70 per pound, at the end of 1997. These price levels in 1997 were principally due to a shortage of supply of many grades of coffee caused by disruptive weather patterns throughout the world. Since the beginning of 1998, coffee prices have been steadily moving lower due to anticipated increases in future green coffee supplies. The current "C" price for green coffee is $1.30 per pound. In response, to increased coffee prices in 1997, the Company raised its selling prices, once in April and again in July, to maintain its per pound gross profit margin. In response to competitive prices and lower trends in green coffee, the Company reduced its prices to the grocery stores and supermarkets in October 1997. The reductions in the Company's selling prices have preceded the sell through of the Company's higher cost green coffee inventories, thus reducing its fourth quarter Fiscal Year 1997 and first quarter Fiscal Year 1998 gross profit margins below historical levels. The Company expects its green coffee costs to decrease steadily in the next six to nine months and the Company's gross profit margins to return to historical levels.

     A significant portion of the Company's green coffee supply is contracted for future delivery, generally between three and twelve months forward (with declining percentages of the supply being subject to futures contracts in the latter portions of each year), to ensure both an adequate supply and reduced risk of short-term price fluctuations. Green coffee is a large market with well-established brokers, importers and warehousemen through which the Company manages its requirements. In addition to forward purchases, the Company keeps physical inventory in each of its production facility and third-party warehouses representing from four to ten weeks of anticipated supply. All coffee purchase transactions are in U.S. dollars, the industry's standard currency. The Company believes that it is not dependent upon any one importer or broker for its supply of green coffee beans from any particular country.

SEASONALITY AND FLUCTUATIONS IN QUARTERLY RESULTS

     The Company's business is seasonal, with increased sales during the colder months. As a result, in a typical year, a substantial portion of the Company's sales and its reported results from operations occur during the fourth quarter of each fiscal year, while the Company's working capital requirements fluctuate during the year with its greatest needs during the third and fourth quarter of each year. The Company's results from operations thus fluctuates somewhat from quarter to quarter. The timing of slotting fee payments, other similar payments and product introduction costs in connection with wholesale accounts and the amount of revenue contributed by such new wholesale accounts may cause the Company's quarterly results of operations to fluctuate in the future. The Company may experience quarterly losses and its results of operations for any particular quarter may not necessarily be indicative of net income or loss that may be expected for any other particular quarter or for the whole year.

                         PART II. - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     See the discussion of the Kona Coffee Class Action, Nassau & Liberty Coffee Bar Litigation, Employee Litigation and Second Cup Warranty Claims/Litigation in (1) Note 9 - Contingencies to the Notes to the Company's 1997 Financial Statements"), (2) PART I, ITEM 3. LEGAL PROCEEDINGS in the Company's 1997 Form 10-K and (3) Note 9 - Litigation to the Notes to the Company's Condensed Consolidated Financial Statements for the first quarter of Fiscal Year 1998, included herewith (the "First Quarter 1998 Financial Statements") .

     The Company is also involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these routine legal proceedings will have a material adverse effect on the financial condition or operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     See (1) PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Liquidity and Capital Resources above, (2) Note 5 to Notes to the First Quarter 1998 Financial Statements, (3) PART I, ITEM 1. BUSINESS - Debt Facilities in the Company's 1997 Form 10-K and (4) Note 3 - Debt to the Notes to the Company's 1997 Financial Statements for a detailed discussion of the continuing Covenant Defaults under the Subordinated Note.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

               27 - Financial Data Schedule

     (b)  REPORTS ON FORM 8-K

               None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     BROTHERS GOURMET COFFEES, INC.


Dated: May 11, 1998                       By: /s/ Barry Bilmes
                                             ----------------------------
                                             Barry Bilmes
                                             Vice President Finance
                                             and Administration

                                          Signing on behalf of the registrant
                                          and as principal financial officer of
                                          the registrant