Form 10-Q
period 1998-06-26
BROTHERS GOURMET COFFEES INC
filed 1998-08-17
CIK 913344

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C., 20549


                                  FORM 10-Q

(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 26, 1998

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

                             Yes [X]       No [ ]

As of August 1, 1998, the Registrant had outstanding (1) 12,121,324 shares of Common Stock, par value $.0001 per share, and (2) 839,332 shares of Class B Common Stock, par value $.0001 per share.

                        BROTHERS GOURMET COFFEES, INC.


                                     INDEX

                                                                           PAGE
                                                                           ----
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets--June 26, 1998 and
               December 26, 1997 . . . . . . . . . . . . . . . . . . . . . .  1

               Condensed Consolidated Statements of Operations--Three
               months and six months ended June 26, 1998
               and June 27, 1997 . . . . . . . . . . . . . . . . . . . . . .  2

               Condensed Consolidated Statements of Cash Flows--Three
               months and six months ended June 26, 1998 and
               June 27, 1997.. . . . . . . . . . . . . . . . . . . . . . . .  3


               Notes to Condensed Consolidated Financial Statements--
               June 26, 1998.  . . . . . . . . . . . . . . . . . . . . . . .  4

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations. . . . . . . 11


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . 16

     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . . . . 16

     Item 3.   Defaults Upon Senior Securities . . . . . . . . . . . . . . . 16

     Item 4.   Submission of Matters to a Vote of Security Holders . . . . . 16

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . . . 16

     Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . 16

SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18


                SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED IN THIS QUARTERLY REPORT ON FORM 10-Q FOR THE FISCAL QUARTER ENDING JUNE 26, 1998, CERTAIN MATTERS DISCUSSED HEREIN INCLUDING, WITHOUT LIMITATION, PART I - FINANCIAL INFORMATION, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND ELSEWHERE IN THIS FORM 10-Q (AND ANY DOCUMENTS INCORPORATED HEREIN BY REFERENCE) CONTAIN FORWARD-LOOKING STATEMENTS BASED ON MANAGEMENT'S EXPECTATIONS REGARDING, AND EVALUATIONS OF CURRENT INFORMATION ABOUT, THE COMPANY'S BUSINESS THAT INVOLVE RISKS AND UNCERTAINTIES THAT COULD CAUSE FUTURE RESULTS TO DIFFER, BOTH ADVERSELY AND MATERIALLY, FROM CURRENTLY ANTICIPATED RESULTS. THESE STATEMENTS ARE TYPICALLY IDENTIFIED BY THEIR INCLUSION OF PHRASES SUCH AS "THE COMPANY ANTICIPATES," "MANAGEMENT BELIEVES" AND OTHER PHRASES OF SIMILAR MEANING. SUCH FACTORS INCLUDE, AMONG OTHERS, THE EFFECT OF ECONOMIC AND MARKET CONDITIONS; INDUSTRY AND INDUSTRY SEGMENT CONDITIONS AND DIRECTIONS; WEATHER; COFFEE CROP AND GREEN COFFEE PRICE FLUCTUATIONS; FOREIGN LABOR PROBLEMS; FOREIGN COFFEE DELIVERY DIFFICULTIES; PRODUCTION COSTS; COMPETITIVE PRESSURES; THE COMPANY'S OWN FINANCING CONTINGENCIES AND RESTRICTIONS; THE COMPANY'S DETERIORATING CASH FLOW POSITION; THE COMPANY'S ONGOING DEBT RESTRUCTURING NEGOTIATIONS WITH ITS LENDERS; THE ABILITY OF THE COMPANY TO CLOSE A DEBT RESTRUCTURING PLAN ON TERMS ACCEPTABLE TO IT AND ITS LENDERS; COMPETING DEMANDS ON MANAGEMENT'S TIME; MANAGEMENT LIMITATIONS; THE ABILITY AND WILLINGNESS OF PURCHASERS TO COMPLETE ACQUISITIONS OF THE COMPANY'S RETAIL COFFEE BARS; THE COMPANY'S ABILITY TO RESOLVE POST-CLOSING DIFFERENCES WITH THE PURCHASERS OF CERTAIN COMPONENTS OF THE COMPANY'S DISCONTINUED RETAIL OPERATIONS; LEGISLATION AND REGULATIONS; RESOLUTION OF PENDING LITIGATION IN WHICH THE COMPANY IS A DEFENDANT; THE ABILITY OF THE COMPANY TO CLOSE CONTRACTS WITH NEW ACCOUNTS AND TO RENEW EXISTING ACCOUNTS AS SUCH ACCOUNTS COME UP FOR RENEWAL; CHANGES IN CONSUMER TASTES AND PREFERENCES; THE SUCCESS OR LACK THEREOF OF THE COMPANY'S NEW PRODUCTS, DISPLAY MODELS AND PACKAGING LINES; AND OTHER FACTORS REFERENCED IN THIS FORM 10-Q. AS A RESULT OF THE FOREGOING AND OTHER FACTORS, NO ASSURANCE CAN BE GIVEN AS TO FUTURE RESULTS, LEVELS OF ACTIVITY AND/OR ACHIEVEMENTS, AND NEITHER THE COMPANY NOR ANY OTHER PERSON ASSUMES RESPONSIBILITY FOR THE ACCURACY OR COMPLETENESS OF THESE STATEMENTS.

                        BROTHERS GOURMET COFFEES, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                      June 26,     December 26,
                                                                        1998           1997
                                                                    -----------    ------------
                                                                    (Unaudited)
                            ASSETS
Current assets:
      Trade receivables, net                                          $   5,397     $ 11,118
      Receivable from the sale of discontinued retail operations            490        1,818
      Inventories                                                         7,226        9,516
      Prepaid expenses and other current assets                             286          836
                                                                      ---------     --------
                              Total current assets                       13,399       23,288

Plant and equipment, net                                                 13,220       15,839

Other assets:
      Excess of cost over net assets acquired, net                           --       50,991
      Prepaid promotional expenses, net                                   2,430        5,070
      Debt acquisition costs, net                                         2,133        2,759
      Other assets                                                          714        1,066
                                                                      ---------     --------
                                                                      $  31,896     $ 99,013
                                                                      ---------     --------
                                                                      ---------     --------
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Revolving credit facility                                       $  11,427     $     --
      Current maturities of long-term debt                                5,722        1,779
      Accounts payable                                                    4,125        4,419
      Accrued expenses                                                    5,518        5,477
      Accrued losses and other costs of
        discontinued retail operations                                    1,600        1,389
      Accrued losses on future purchase
        commitments                                                         557           --
      Accrued restructuring costs                                            --           29
                                                                      ---------     --------
                              Total current liabilities                  28,949       13,093

Long-term debt, less current liabilities                                 12,032       27,777

Minority interest                                                            67           83
Redeemable warrants                                                         300          300
Stockholders' equity (deficit):
      Preferred Stock--10,000,000 shares authorized: $1.00 par value;
        -0- shares issued and outstanding at June 26, 1998
        and December 26, 1997                                                --           --
      Common Stock--25,000,000 shares authorized: $.0001 par value;
        12,324,890 shares issued at June 26, 1998 and December 27, 1997       1            1
      Common Stock Class B -- 2,000,000 shares authorized:
         $.0001 par value; 839,332 shares issued and outstanding
         at June 26, 1998 and December 26,1997                               --           --
      Additional paid-in capital                                        151,693      151,693
      Accumulated deficit in earnings                                  (160,696)     (93,484)
      Treasury stock (203,566 shares, at cost)                             (450)        (450)
                                                                      ---------     --------
                              Total stockholders' equity (deficit)       (9,452)      57,760
                                                                      ---------     --------
                                                                      $  31,896     $ 99,013
                                                                      ---------     --------
                                                                      ---------     --------

     See accompanying notes to condensed consolidated financial statements.

                 BROTHERS GOURMET COFFEES, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                         (UNAUDITED)

                                                                     Three months    Three months   Six months     Six months
                                                                    Ended June 26,  Ended June 27, Ended June 26, Ended June 27,
                                                                         1998           1997           1998           1997
                                                                    --------------  -------------- -------------- --------------
Net sales                                                              $ 13,892       $ 15,863       $ 29,337        $32,671
Cost of goods sold                                                        9,798          7,302         19,723         16,349
                                                                       --------       --------       --------        -------
      Gross profit                                                        4,094          8,561          9,614         16,322

Operating expenses:
      Distribution, selling and marketing                                 7,185          6,715         13,765         13,784
      Administrative                                                      2,055          1,416          3,397          2,741
      Amortization of intangibles                                           370            669            740          1,338
      Write down of fixed assets                                          1,552             --          1,552             --
      Write off of goodwill                                              50,251             --         50,251             --
      Future purchase commitment losses                                     557             --            557             --
      Loss due to market decline
         of inventory                                                     1,018             --          1,018             --
                                                                       --------       --------       --------        -------
Loss from operations                                                    (58,894)          (239)       (61,666)        (1,541)

Other expenses (income):
      Interest expense, net                                               1,570            961          3,031          1,904
      Other (income) expense                                                 16             (4)            15             11
                                                                       --------       --------       --------        -------
Loss before discontinued retail operations                              (60,480)        (1,196)       (64,712)        (3,456)

Loss on disposal of discontinued
          retail operations                                              (2,500)            --         (2,500)        (2,700)
                                                                       --------       --------       --------        -------
Net loss                                                               $(62,980)      $ (1,196)      $(67,212)       $(6,156)
                                                                       --------       --------       --------        -------
                                                                       --------       --------       --------        -------

Loss per common share and loss per common share --
                  assuming dilution:
      Loss from continuing operations                                  $  (4.67)      $  (0.11)      $  (4.99)       $ (0.31)
      Loss from discontinued retail operations                            (0.19)            --          (0.19)         (0.24)
                                                                       --------       --------       --------        -------
Net loss                                                               $  (4.86)      $  (0.11)      $  (5.18)       $ (0.55)
                                                                       --------       --------       --------        -------
                                                                       --------       --------       --------        -------

Weighted average common shares outstanding                              12,961          11,202         12,961         11,202
                                                                       --------       --------       --------        -------
                                                                       --------       --------       --------        -------

     See accompanying notes to condensed consolidated financial statements.

                             BROTHERS GOURMET COFFEES, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)
                                       (UNAUDITED)

                                                        Three months        Three months        Six months       Six months
                                                       Ended June 26,       Ended June 27,     Ended June 26,   Ended June 27,
                                                            1998                1997               1998              1997
                                                       --------------       --------------      --------------  --------------
Cash flows from operating activities:
Net loss                                                    $(62,980)           $(1,196)         $(67,212)          $(6,156)
Adjustments to reconcile net income (loss) to cash
     provided by (used in) operating activities:
          Write off of goodwill                               50,251                 --            50,251                --
          Depreciation and amortization                        3,120              3,185             6,155             6,342
          Discontinued retail operations                       2,500                 --             2,500             2,700
          Adjustment for write down of assets                  1,564                 --             1,564                --
          Future purchase commitment losses                      557                 --               557                --
          Loss due to market decline of inventory              1,018                 --             1,018                --
          Provision for doubtful accounts                        101                 76               195               106
Changes in operating assets and liabilities:
          Current assets                                       4,179              2,693             7,348             7,418
          Current liabilities                                   (239)            (1,113)             (282)           (6,740)
          Prepaid promotional expenses                           874             (1,285)              589            (3,784)
          Other noncurrent assets                                137                  3               134               (23)
                                                       --------------       --------------      --------------  --------------
Net cash provided by (used in) operating activities:
     Continuing operations                                     1,082              2,363             2,817              (137)
     Discontinued retail operations                             (191)            (1,662)             (949)           (2,068)
                                                       --------------       --------------      --------------  --------------
                                                                 891                701             1,868            (2,205)
Cash flows from investing activities:
     Purchases of plant and equipment, net                      (569)            (1,243)           (1,273)           (3,012)
     Proceeds from sale of discontinued retail
       operations                                                 --                 --               178               100
                                                       --------------       --------------      --------------  --------------
          Net cash used in investing activities                 (569)            (1,243)           (1,095)           (2,912)


Cash flows from financing activities:
     Net borrowings and repayments under
           revolving line of credit                              195                954               250             5,964
     Payment of term loan                                       (412)              (375)             (825)             (750)
     Payments under capital lease                                (54)               (37)             (104)              (74)
     Debt issuance costs                                         (51)                --               (94)              (23)
                                                       --------------       --------------      --------------  --------------
          Net cash (used in) provided by financing
            activities                                          (322)               542              (773)            5,117

Change in cash                                                    --                 --                --                --
Cash at the beginning of the period                               --                 --                --                --
                                                       --------------       --------------      --------------  --------------
Cash at the end of the period                               $     --            $    --          $     --           $    --
                                                       --------------       --------------      --------------  --------------
                                                       --------------       --------------      --------------  --------------


See accompanying notes to condensed consolidated financial statements.

                            BROTHERS GOURMET COFFEES, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 26, 1998
                                    (IN THOUSANDS)
                                     (UNAUDITED)


NOTE 1--BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q pursuant to the Securities Exchange Act of 1934, as amended, and Article 10 of Regulation S-X, as amended. Accordingly, they do not include all of the financial statements and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-months and six month periods ended June 26, 1998 are not necessarily indicative of the results that may be expected for the year ending December 25, 1998 ("Fiscal Year 1998"). For further information, refer to the Brothers Gourmet Coffees, Inc.'s (the "Company") consolidated financial statements and footnotes (collectively the 1997 Financial Statements") included in its Annual Report on Form 10-K ("1997 Form 10-K") for the fiscal year ended December 26, 1997 ("Fiscal Year 1997") and its Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 1998 (the "First Quarter 1998 Form 10-Q").

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

NOTE 3--EARNINGS PER SHARE

In 1997, the Financial Accounting Standard Board issued Statement No. 128, "Earnings per share" ("Statement 128"). Statement 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options or warrants. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements. Shares underlying options and warrants totaling 3,501,604 shares and 3,369,120 shares are not included in the computation for the three months and six month periods ended June 26, 1998 and the three months and six months period ended June 27, 1997, respectively, because the effect is antidilutive.

                           BROTHERS GOURMET COFFEES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 26, 1998
                                   (IN THOUSANDS)
                                     (UNAUDITED)



NOTE 4--INVENTORIES

The Company's inventories are valued at the lower of cost or market using the First-in, First-out (FIFO) method. The components of inventories consist of the following:

                                                      June 27,     December 26,
                                                        1998           1997
                                                      --------     ------------
Green coffee                                           $ 4,272       $ 2,606
Finished goods                                           3,097         5,851
Packaging and other supplies                               875         1,059
                                                       -------       -------
                                                         8,244         9,516
Less: allowance for market decline in inventories       (1,018)           --
                                                       -------       -------
                                                       $ 7,226       $ 9,516
                                                       -------       -------
                                                       -------       -------

NOTE 5--GOODWILL

Goodwill is reviewed on a quarterly basis to determine if facts and circumstances suggest that it may be impaired. If this review indicates that goodwill will not be recoverable, as determined based on the remaining amortization period, the Company's carrying value of the goodwill will be reduced by the estimated shortfalls of cash flows. During the second quarter of Fiscal Year 1998, the Company incurred a significant decline in sales volume principally due to the loss of certain customers. The Company's decision not to enter into unprofitable promotional contracts, requiring the payment of substantial product placement costs (slotting fees), was the primary reason for the loss of such customers. The Company also did not have the cash available to pursue certain other contracts. In addition, these customer losses significantly reduced the Company's estimated future cash flows. As a result of the Company's estimated shortfalls of cash flows, the Company wrote-off its goodwill in the amount of $50,251 in the quarter ended June 26, 1998.

NOTE 6--LONG LIVED ASSETS

On quarterly basis, the Company evaluates the recoverability of the carrying amount of its long lived assets, including plant and equipment and other long lived assets, by determining if any impairment indicators are present. If this review indicates that the carrying value of assets will not be recoverable as determined based on estimated undiscounted cash flows over the assets' remaining estimated useful lives, their carrying values are reduced to fair value. Generally, fair value will be determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. As a result of the loss of customers in the second quarter of Fiscal Year 1998 and related plant idle capacity, the Company decided that certain fixed assets became unusable. The Company recognized an impairment loss on its fixed assets in the amount of $1,552 to reduce the assets to their estimated fair value in the quarter ended June 26, 1998.

                           BROTHERS GOURMET COFFEES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 26, 1998
                                   (IN THOUSANDS)
                                     (UNAUDITED)


NOTE 7--DEBT FACILITIES

A summary of indebtedness outstanding under various credit arrangements at June 26, 1998 and December 26, 1997 is as follows:

Revolving Credit Facility(a)(c)               $ 11,427       $ 11,177
Term Loan Facility(b)(c)                         5,675          6,500
Senior Subordinated Note Facility(d)            15,000         15,000
Capital lease obligations                           47            150
                                              --------       --------
                                                32,149         32,827
Less value ascribed to warrants                 (2,968)        (3,271)
Less current maturities                        (17,149)        (1,779)
                                              --------       --------
                                              $ 12,032       $ 27,777
                                              --------       --------
                                              --------       --------

   (a) The Company's revolving credit facility (the "Revolving Credit Facility"), in the aggregate principal amount of up to $21,500 (the "Revolving Credit Facility"), bears interest at the prime rate plus 2.0% (10.50% at June 26, 1998). Interest is payable monthly. The Revolving Credit Facility matures on May 29, 1999. The Revolving Credit Facility carries an unused commitment fee of .5% of the average daily unused balance. At June 26, 1998 the remaining availability under the Revolving Credit Facility was $755. Eligible inventory, receivables and unamortized slotting fees collateralize borrowings under the Revolving Credit Facility.

   (b) The Company's Term Loan Facility (the "Term Loan Facility"), consists of (1) a term loan in the amount of $2,025 ("Term Loan A") and (2) a second term loan in the amount of $3,650 ("Term Loan B"). Term Loan A bears interest at the prime rate plus 2.0% (10.5% at June 26, 1998) and is payable in eleven monthly installments of $37.5 each plus accrued interest and one installment of $1,612.5 plus interest payable at maturity. Term Loan B bears interest at a fixed rate of 11.75% and is payable in eleven monthly installments of $100 each plus accrued interest and one installment of $2,550 plus accrued interest payable at maturity.

   (c) The Revolving Credit Facility and the Term Loan Facility are components of the Company's Amended and Restated Credit Agreement (the "Restated Credit Agreement") with Goldman Sachs Credit Partners, L.P. ("GSCP")

   (d) The Company's unsecured Subordinated Note Facility (the "Subordinated Note"), with Dilmun Financial Services ("Dilmun"), in an aggregate principal amount of $15,000, bears interest at the rate of 11.25% per annum. Interest is payable quarterly and the Subordinated Note matures December 26, 2002.

The Company's debt agreements with GSCP and Dilmun contain various financial and non-financial covenants. These covenants require the Company (1) beginning with the first quarter of fiscal 1998, to maintain total capital funds, as defined in the Restated Credit Agreement, at various quarterly amounts (the "Total Capital Funds Covenant"), (2) beginning with the second quarter of 1998, to maintain earnings before interest expense, taxes paid, depreciation and amortization ("EBITDA"), as defined in the Restated Credit Agreement, at various quarterly amounts (the "EBITDA Covenant"), (3) to maintain cash flow to debt service, as defined in the Subordinated Note Agreement, at specified levels (the "Cash Flow Covenant"), (4) to maintain consolidated tangible net worth, as defined in the Subordinated Note Agreement, at specified levels (the "Net Worth Covenant"), (5)

                           BROTHERS GOURMET COFFEES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 26, 1998
                                   (IN THOUSANDS)
                                     (UNAUDITED)


beginning in the first quarter of 1998, to limit annual capital expenditures to $5,000 and (6) at all times during 1998, to restrict the payment of dividends.

At June 26, 1998, the Company was not in compliance with (1) the Total Capital Funds Covenant and EBITDA Covenant (the "GSCP Covenants") and (2) the Cash Flow Covenant and the Net Worth Covenant (the "Dilmun Covenants") (referred to herein as the "Covenant Defaults"). In addition, the Company did not make the interest payment of $420 due to Dilmun on June 30, 1998 (the "Interest Payment"). Dilmun has given the Company an extension of time until the close of business on August 17, 1998, to make the Interest Payment. At this time, the Company does not intend to make such payment. Accordingly, assuming the payment is not timely made, the nonpayment will mature into an event of default under the Subordinated Note (thereafter an "Interest Payment Default").

GSCP, Dilmun and the Company are parties to a Subordination Agreement. Pursuant to the terms of that agreement, (1) absent a bankruptcy filing by the Company, Dilmun does not have the right to accelerate repayment of the Subordinated Note solely because of the Dilmun Covenant defaults (the "Dilmun Covenant Defaults"),
(2) absent a bankruptcy filing by the Company, Dilmun must wait 180 days after it gives notice to GSCP and the Company of the Interest Payment Default before it can accelerate repayment of the Senior Note by reason of such default and (3) upon the filing of a bankruptcy petition by the Company, Dilmun may proceed immediately to accelerate repayment of the Subordinated Note. As discussed above, the cure period for the Interest Payment has been extended until the close of business on August 17, 1998. Accordingly, the Company has continued to classify the outstanding borrowings under the Subordinated Note as long-term. The Company previously asked Dilmun to amend the Subordinated Note to eliminate or waive the Dilmun Covenant Defaults. The parties were not able to reach agreement on the terms of such amendment or waiver.

The Company is currently in negotiations with GSCP and Dilmun to restructure its Revolving Credit Facility, Term Loan Facility and Subordinated Note. See
Note 12--Management's Plans.


NOTE 8--DISCONTINUED RETAIL OPERATIONS

In June 1995, the Company's Board of Directors (the "Board") adopted a plan (the "Disposition Plan") to dispose of all of the Company's retail operations, consisting of the Gloria Jean's specialty retail business ("Gloria Jean's") and the Brothers Gourmet Coffee Bars (the "Coffee Bars"). Accordingly, the operating results of discontinued retail

                           BROTHERS GOURMET COFFEES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 26, 1998
                                   (IN THOUSANDS)
                                     (UNAUDITED)

operations, including provisions for estimated losses during the phase-out period, have been segregated from continuing operations and reported as a separate line item on the statement of operations. Due to the subjective nature of estimating future operating losses and incremental costs of disposal, it is reasonably possible that these estimates may change in the operating losses and incremental costs of disposal, it is reasonably possible that these estimates may change in the future. Future changes in estimates will be included in the statement of operations in the fiscal year determined. See Notes 10 and 11--Contingencies and Litigation below. For more information concerning the Company's disposition of its Gloria Jean's business and the Brothers Coffee Bars.

During the second quarter of Fiscal Year 1998, the Company incurred $2,500 of losses on the disposal of discontinued retail operations. The losses consisted of (1) $685 related to the final settlement of claims associated with the sale of Gloria Jean's, (2)$1,000 of estimated potential liability related to guaranteed leases from the sale of its Coffee Bars as a result of continued litigation related primarily to the Zebra Room and (3) $765 of legal and settlement costs related to the termination and/or disposition of certain remaining Coffee Bar leases principally because of the Nassau & Liberty Coffee Bar Litigation. See Note 11--Litigation.

As of June 26, 1998, the Company's obligations under the non-cancelable operating leases for its remaining five Coffee Bars were as follows: Fiscal Year 1998- $366; Fiscal Year 1999 - $753; Fiscal Year 2000 - $770; Fiscal Year 2001 -$802; Fiscal Year 2002 - $831; and thereafter -$2,711. The Company has sublease agreements on two (2) of the five (5) remaining non-cancelable lease agreements. Future minimum sublease income under these sublease agreements at June 26, 1998 is as follows: Fiscal Year 1998 - $168; Fiscal Year 1999 - $341; Fiscal Year 2000 - $347; Fiscal Year 2001 - $375; Fiscal Year 2002 - $384; and thereafter -$1,526. The Company is negotiating to terminate its obligations under all of the remaining leases and estimates that the total costs relating to the assignment and termination of these leases will be approximately $765. This incremental cost has been included in the estimated loss on disposal.

As of June 26, 1998, the Company remained as a guarantor on sixteen (16) leases sold and assigned to third parties with future commitments under these agreements at June 26, 1998 as follows: Fiscal Year 1998 - $449; Fiscal Year 1999 - $915; Fiscal Year 2000 - $845; Fiscal Year 2001 - $845; Fiscal Year 2002
- $422; and thereafter - $577.

NOTE 9--INCOME TAXES

The Company historically has experienced net operating losses and has established valuation allowances to offset net deferred tax assets. Accordingly, the Company has had no provision for income taxes and expects this trend to continue for the remainder of Fiscal Year 1998.

NOTE 10--COMMITMENT AND CONTINGENCIES

The Company incurred a $557 charge in the second quarter of Fiscal Year 1998 due to the declines in green coffee prices as compared to the Company's existing firm purchase commitments.

In May 1998, the NASDAQ Stock Market, Inc. ("NASDAQ"), informed the Company, in writing, that it was no longer in compliance with the net tangible assets/market capitalization/net income continued listing requirement (the
"NTA Requirement") of the NASDAQ National Market system ("NNM"), and, unless the Company could demonstrate that it would promptly regain compliance with such listing requirement, the Company's common stock would be de-listed from the NNM. Subsequently, NASDAQ also informed the Company that the price of its common stock had been trading below the NNM $1.00 minimum bid price requirement (the "Minimum Bid Price Requirement"). A written hearing before the NASDAQ Qualifications Hearings Panel (the "Panel") was scheduled for August 6, 1998 (the "Hearing"). The Company submitted written materials to NASDAQ outlining a plan for regaining compliance with the NTA Requirement, which was dependent, in part, on the Company and its lenders reaching a definitive debt restructuring plan prior to the date of the Hearing. The Company also indicated in its written submission to NASDAQ that it would consider implementing a reverse split of its common stock to regain compliance with the Minimum Bid Price Requirement provided that NASDAQ accepted the Company's plan for regaining compliance with the NTA Requirement. The Company and its lenders were not able to reach agreement on a debt restructuring plan prior to the date of the Hearing, and the Company so informed NASDAQ. The Company has asked NASDAQ to stay any de-listing action pending the outcome of the Company's continuing discussions with its lenders. As of the date hereof, the Panel has not rendered a decision in this matter.

                           BROTHERS GOURMET COFFEES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 26, 1998
                                   (IN THOUSANDS)
                                     (UNAUDITED)

NOTE 11--LITIGATION

For historical information concerning the Kona Coffee Action, Nassau & Liberty Coffee Bar Litigation, Employee Litigation and Second Cup Warranty Claims/Litigation. There have been no material developments with respect to any of these litigation matters and no new litigation filed against the Company since April 5, 1998, except as set forth below.

     KONA COFFEE ACTION. This case has been decertified as a class action. All but two of the plaintiffs' original claims have been dismissed. The Hartford Insurance Company has assumed the defense of the claims against the Company, subject to a standard reservation of rights. The case is in the discovery and deposition stage.

     NASSAU & LIBERTY COFFEE BAR LITIGATION. This matter involves the Coffee Bar lease located at Nassau & Liberty, in New York City. The landlord has obtained judgments against the Company for back rent totaling $130 (through February 1996) and $295,000 (for the period June 1996 through July 1997). The Company is appealing both judgments. The Company has posted a bond to stay collection on the $130 judgment, and one of the Company's banks is holding another $250 as cash collateral for the payment of the $130 judgment. The court has stayed any collection proceedings on either judgment until after the appeals are decided.

     EMPLOYEE LITIGATION. Jerry Holland, the former Chief Financial Officer of the Company, has filed suit against the Company in Florida state court, seeking approximately $400 of compensation and other amounts he alleges he is owed for work done for the Company in 1995. The Company disputes all of his claims, except for certain reimbursements totaling about $15. The case is currently in the discovery phase. Settlement discussions in the range of $40 are ongoing.

     SECOND CUP WARRANTY CLAIMS/LITIGATION. In July 1998, the Company and Second Cup executed a release agreement pursuant to which Second Cup released the Company from all further liabilities relating to claims that Second Cup had to assert (by the terms of the Gloria Jean's sale agreement) on or before September 30, 1996, except for (a) certain California state taxes for years 1992 through 1995 in excess of $130, (b) certain Illinois state taxes for years 1993 through 1995 and (c) damages awarded in the Kona Coffee Class Action. The Company is still liable for any breach of representation and warranty claims asserted by Second Cup that are subject to survival periods in the 1995 Gloria Jean's sale agreement that have not expired as of the date hereof.

     SINGLEBREW PACKAGING COMPANY LITIGATION. Randall C. Schoonover, Inc., the Company's partner in the Singlebrew Packaging Company, has sued the Company in Colorado state court for an undisclosed amount of money for breach of the partnership agreement, breach of the covenant of good faith and fair dealing and breach of fiduciary duty. Settlement discussions are ongoing.

     ZEBRA ROOM LITIGATION.   This matter involves the Coffee Bar located at
3238 West Wisconsin Avenue, Washington, D.C. (the "Zebra Room"), which the Company sold to Foster Brothers Corporation ("FBC") in March 1996. The Company subleased the space from, and entered into a consulting agreement with, the lessee. The Company transferred the lease and consulting agreement to FBC. FBC assumed the lease obligation, and the sole stockholder of FBC guaranteed FBC's obligations. FBC and the guarantor have defaulted on the sublease and on

                           BROTHERS GOURMET COFFEES, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 26, 1998
                                   (IN THOUSANDS)
                                     (UNAUDITED)

the consulting agreement. The lessee has sued FBC, the guarantor and the Company in Washington, D.C. for rents, consulting fee payments and other damages in the amount of approximately $380.

NOTE 12--MANAGEMENT'S PLANS

Based on historical experience, the Company anticipated that its cash position would tighten in July and August 1998. During the second quarter of Fiscal Year 1998, the Company lost additional customers and incurred higher green coffee costs. As a result of these developments, in May 1998, the Company commenced negotiations with GSCP and Dilmun to restructure its Revolving Credit Facility, Term Loan Facility and Subordinated Note (the "Debt Facilities"). The negotiations are ongoing. The Company has asked GSCP and Dilmun for (1) waivers of the existing Covenant Defaults and other breaches under the Debt Facilities, (2) amendments to the financial and certain of the non-financial covenants in the Debt Facilities, (3) an overadvance facility to bridge the Company's interim cash flow needs, (4) a new business and existing business renewal facility and (5) certain other structural changes to the Debt Facilities in order to better match debt service payments to the lenders with the Company's anticipated future cash flows (the "Debt Restructuring Plan"). To date, the parties have not been able to reach agreement on the terms of a Debt Restructuring Plan. In the meantime, the Company's cash flow position has deteriorated significantly and, as a result, the Company has been forced to consider other alternatives in the event it is unable to reach agreement with GSCP and Dilmun. Such alternatives include, among other things, filing a petition under Chapter 11 of the Federal Bankruptcy Code. The Company has had discussions with GSCP and Dilmun about obtaining debtor-in-possession financing from them in the event of a Chapter 11 filing. The Company's decision to file or not file for protection under the federal bankruptcy laws will be driven primarily by its ability to continue to finance its operations pending the outcome of its ongoing negotiations with GSCP and Dilmun concerning its Debt Restructuring Plan.

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

THREE MONTHS ENDED JUNE 26, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 27,
1997

     NET SALES. Net sales decreased $2.0 million, or 12.4%, in the second quarter of Fiscal Year 1998 as compared to the second quarter of Fiscal Year 1997. Sales decreased $2.4 million due to lower sales volume partially offset by a $.4 million increase in sales price realization ($.15 per pound). The decline in sales volume was attributable principally to the loss of certain customers. The Company's decision not to enter into unprofitable promotional contracts, requiring the payment of substantial product placement costs (slotting fees), was the primary reason for the loss of such customers.
The Company also did not have the cash to pursue certain other contracts.

     GROSS PROFIT AND GROSS PROFIT MARGIN. Gross profit decreased $4.5 million, or 52.2%, in the second quarter of Fiscal Year 1998 as compared to the second quarter of Fiscal Year 1997. The decrease resulted principally from (1) a $1.3 million decrease in sales volume and (2) a $3.2 million increase in green coffee costs. The gross profit margin decreased as a percentage of sales from 54.0% in the second quarter of Fiscal Year 1997 to 29.3% in the second quarter of Fiscal Year 1998 principally due to the higher cost of green coffee and lower sales volume.

     DISTRIBUTION, SELLING AND MARKETING EXPENSES. Distribution, selling and marketing expenses increased $.5 million, or 7.0%, in the second quarter of Fiscal Year 1998 as compared to the second quarter of Fiscal Year 1997 principally due to higher marketing costs of $1.0 million partially offset by lower customer sales and distribution expenses of $.5 million. The $1.0 million increase in marketing costs is due to the timing of advertising programs in Fiscal Year 1998 versus Fiscal Year 1997. The Company spent advertising dollars in the second half of Fiscal Year 1997 versus the planned first half of Fiscal Year 1998. Distribution, selling and marketing expenses as a percentage of sales increased from 42.3% of sales in the second quarter of Fiscal Year 1997 to 51.7% of sales in the second quarter of Fiscal Year 1998 principally due to lower sales and higher marketing costs.

     ADMINISTRATIVE EXPENSES. Administrative expenses increased $.6 million, or 45.1%, in the second quarter of Fiscal Year 1998 as compared to the second quarter of Fiscal Year 1997 due to increased legal, accounting and consulting services.

     AMORTIZATION OF INTANGIBLES. Amortization of intangibles expense decreased $.3 million, 44.7%, in the second quarter of Fiscal Year 1998 as compared to the second quarter of Fiscal Year 1997 due to the completion of noncompete amortization during Fiscal Year 1997.

     WRITEDOWN OF FIXED ASSETS. As a result of the loss of customers in the second quarter of Fiscal Year 1998 and related plant idle capacity, the Company decided that certain fixed assets became unusable.

     WRITE-OFF OF GOODWILL. During the second quarter of Fiscal Year 1998, the Company incurred a significant decline in sales volume principally due to the loss of certain customers. The Company's decision not to enter into unprofitable promotional contracts, requiring the payment of substantial product placement costs (slotting fees), was the primary reason for the loss of such customers. The Company also did not have the cash available to pursue certain other contracts. In addition, these customer losses significantly reduced the Company's estimated future cash flows.

     FUTURE PURCHASE COMMITMENT LOSSES. The Company incurred a $.6 million charge in the second quarter of Fiscal Year 1998 due to the declines in green coffee prices as compared to the Company's existing firm purchase commitments.

     LOSS DUE TO MARKET DECLINE IN INVENTORY. Because of second quarter declines in green coffee prices in comparison to the Company's existing green and finished coffee inventories, the Company recorded a valuation allowance of $1.0 million to write down its green coffee and finished goods inventories to the lower of cost or market at the end of the second quarter of Fiscal Year 1998.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations increased $58.7 million in the second quarter of Fiscal Year 1998 as compared to the second quarter of Fiscal Year 1997. The second quarter fiscal year 1998 loss was principally due to (1) the write-off of $50.3 million of goodwill, (2) a $4.5 million decline in gross profit, (3) a $1.6 million writedown of fixed assets, (4) a $1.5 million increase in operating expenses and (5) a $1.0 million market decline in the value of inventory.

     INTEREST EXPENSE. Interest expense increased $.6 million, or 63.4%, in the second quarter of Fiscal Year 1998 as compared to the second quarter of Fiscal Year 1997. The increase was principally due to higher borrowing amounts.

     LOSS FROM DISCONTINUED RETAIL OPERATIONS. Loss from discontinued retail operations increased $2.5 million in the second quarter of Fiscal Year 1998 as compared to the second quarter of Fiscal Year 1997. The second quarter Fiscal Year 1998 loss was principally due to (1) the $.7 million final settlement of claims related to the sale of Gloria Jeans, (2) $1.0 million of estimated potential liability related to guaranteed leases from the sale of its Coffee Bars as a result of continued litigation related primarily to the Zebra Room, and (3) $.8 million of legal and settlement costs relating to the remaining Coffee Bar leases principally because of Nassau & Liberty Coffee Bar Litigation.

     NET LOSS. Net loss increased $61.8 million in the second quarter of Fiscal Year 1998 as compared to the second quarter of Fiscal Year 1997 principally due to the items cited above.


SIX MONTHS ENDED JUNE 26, 1998 COMPARED TO SIX MONTHS ENDED JUNE 27, 1997

     NET SALES. Net sales decreased $3.3 million, or 10.2%, during the first six months of Fiscal Year 1998 as compared to the first six months of Fiscal Year 1997. The decrease in the first six months of Fiscal Year 1998 was principally due to a $5.0 million decline in pound volume due to a loss of certain customers partially offset by a$1.7 million increase in sales price realization ($.29 per pound).

     GROSS PROFIT AND GROSS PROFIT MARGIN. Gross profit decreased $6.7 million, or 41.1%, in the first six months of Fiscal Year 1998 compared to the first six months of Fiscal Year 1997. The decrease resulted principally from (1) a $2.7 million decrease in sales volume and (2) a $4.0 million increase in green coffee costs. The gross profit margin decreased as a percentage of sales from 50.0% during the first six months of Fiscal Year 1998 to 32.8% during the first six months of Fiscal Year 1998 due principally due to higher green coffee costs.

     DISTRIBUTION, SELLING AND MARKETING EXPENSES. Distribution, selling and marketing expenses remained constant in the first six months of Fiscal Year
1998 compared to the first six months of Fiscal Year 1997.   Distribution,
selling and marketing expenses as a percentage of sales increased from 42.2% in the first six months of Fiscal Year 1997 to 46.9% in the first six months of Fiscal Year 1998 due to increased marketing expenses.

     ADMINISTRATIVE EXPENSES. Administrative expenses increased $.7 million, or 23.9%, during the first six months of Fiscal Year 1998 as compared to the first six months of Fiscal Year 1997 principally due to an increase in legal and professional fees.

     INTEREST EXPENSE. Interest expense, including amortization of debt acquisition costs, increased by $1.1 million, or 59.2%, in the first six months of Fiscal Year 1998 compared to the first six months of Fiscal Year 1997 due to higher borrowing amounts.

     LOSS FROM CONTINUING OPERATIONS. Loss from continuing operations increased $60.1 million in the six months ended June 26, 1998 as compared to the six months ended June 27, 1997. The increased loss was caused by (1) a $50.3 million write off of goodwill, (2) a $6.7 million decrease in gross profit, (3) a $1.6 million writedown of fixed assets, (4) a $1.1 million increase in interest expense and (5) a $1.0 million loss due to market decline in inventory.

     NET LOSS. Net loss increased by $61.1 million in the first six months of Fiscal Year 1998 compared to the six months six months of Fiscal Year 1997 due to the items noted above.

YEAR 2000 COMPLIANCE

     Until recently, many computer programs were written using two digits rather than four digits to define the applicable year in the twentieth century. Such software may recognize a date using "00" as the year 1900 rather then the year 2000. Utilizing both internal and external resources the Company is in the process of defining, assessing and converting or replacing various programs, hardware and instrumentation systems to make them Year 2000 compatible. The Company's Year 2000 project is comprised of two components - business applications and equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of third-party suppliers or customers, whose Year 2000 problems could potentially impact the Company. Equipment exposures consist of personal computers, system servers, telephone equipment and roasting and packaging equipment whose Year 2000 problems could also impact the Company. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by (used in) operating activities for the six months ended June 26, 1998 and June 27, 1997 was $1.9 million and ($2.2) million, respectively. During the first six months of Fiscal Year 1998, a $7.3 million reduction of current assets, principally accounts receivable, funded cash operating losses.

     Net cash used in investing activities for the six months ended June 26, 1998 and June 27, 1997 was $1.1 million and $2.9 million respectively. In addition, the Company made $1.3 million of capital expenditures, consisting of $.9 million for customer display equipment and $.4 million for plant and computer equipment. Net cash (used in) provided by financing activities for the six months June 26, 1998 was ($.8) million compared to $5.1 million for the six months ended June 27, 1997.

     Management expects capital expenditures in Fiscal Year 1998 (primarily associated with the acquisition of customer display and plant equipment) not to exceed $2.5 million.

     The Company's debt agreements with GSCP and Dilmun contain various financial and non-financial covenants. These covenants require the Company
(1) beginning with the first quarter of fiscal 1998, to maintain total capital funds, as defined in the Restated Credit Agreement, at various quarterly amounts (the "Total Capital Funds Covenant"), (2) beginning with the second quarter of 1998, to maintain earnings before interest expense, taxes paid, depreciation and amortization ("EBITDA"), as defined in the Restated Credit Agreement, at various quarterly amounts (the "EBITDA Covenant"), (3) to maintain cash flow to debt service, as defined in the Subordinated Note Agreement, at specified levels (the "Cash Flow Covenant"),
(4) to maintain consolidated tangible net worth, as defined in the Subordinated Note Agreement, at specified levels (the "Net Worth Covenant"),
(5) beginning in the first quarter of 1998, to limit annual capital expenditures to $5,000 and (6) at all times during 1998, to restrict the payment of dividends.

     At June 26, 1998, the Company was not in compliance with (1) the Total Capital Funds Covenant and EBITDA Covenant in its Restated Credit Agreement (the "GSCP Loan Agreement") with Goldman Sachs Credit Partners, L.P. ("GSCP") (the "GSCP Covenants"), and (2) the Cash Flow Covenant and the Net Worth Covenant in the Senior Subordinated Agreement (the "Subordinated Note") with Dilmun Financial Services ("Dilmun") (the "Dilmun Covenants") (referred to herein as the "Covenant Defaults"). In addition, the Company did not make the interest payment of $420 due to Dilmun on June 30, 1998 (the "Interest Payment"). Dilmun has given the Company an extension of time until the close of business on August 17, 1998, to make the Interest Payment. At this time, the Company does not intend to make such payment. Accordingly, assuming the payment is not timely made, the nonpayment will mature into an event of default under the Subordinated Note (thereafter an "Interest Payment Default").

     GSCP, Dilmun and the Company are parties to a Subordination Agreement. Pursuant to the terms of that agreement, (1) absent a bankruptcy filing by the Company, Dilmun does not have the right to accelerate repayment of the Subordinated Note solely because of the Dilmun Covenant defaults (the "Dilmun Covenant Defaults"), (2) absent a bankruptcy filing by the Company, Dilmun must wait 180 days after it gives notice to GSCP and the Company of the Interest Payment Default before it can accelerate repayment of the Senior Note by reason of such default and (3) upon the filing of a bankruptcy petition by the Company, Dilmun may proceed immediately to accelerate repayment of the Subordinated Note. As discussed above, the cure period for the Interest Payment has been extended until the close of business on August 17, 1998. Accordingly, the Company has continued to classify the outstanding borrowings under the Subordinated Note as long-term. The Company previously asked Dilmun to amend the Subordinated Note to eliminate or waive the Dilmun Covenant Defaults. The parties were not able to reach agreement on the terms of such amendment or waiver.

     Based on historical experience, the Company anticipated that its cash position would tighten in July and August 1998. During the second quarter of Fiscal Year 1998, the Company lost additional customers and incurred higher green coffee costs. As a result of these developments, in May 1998, the Company commenced negotiations with GSCP and Dilmun to restructure its Revolving Credit Facility, Term Loan Facility and Subordinated Note (the "Debt Facilities"). The negotiations are ongoing. The Company has asked GSCP and Dilmun for (1) waivers of the existing Covenant Defaults and other breaches under the Debt Facilities, (2) amendments to the financial and certain of the non-financial covenants in the Debt Facilities, (3) an overadvance facility to bridge the Company's interim cash flow needs, (4) a new business and existing business renewal facility and (5) certain other structural changes to the Debt Facilities in order to better match debt service payments to the lenders with the Company's anticipated future cash flows (the "Debt Restructuring Plan"). To date, the parties have not been able to reach agreement on the terms of a Debt Restructuring Plan. In the meantime, the Company's cash flow position has deteriorated significantly and, as a result, the Company has been forced to consider other alternatives in the event it is unable to reach agreement with GSCP and Dilmun. Such alternatives include, among other things, filing a petition under Chapter 11 of the Federal Bankruptcy Code. The Company has had discussions with GSCP and Dilmun about obtaining debtor-in-possession financing from them. The Company's decision to file or not file for protection under the federal bankruptcy laws will be driven primarily by its ability to continue to finance its operations pending the outcome of its ongoing negotiations with GSCP and Dilmun concerning its Debt Restructuring Plan.

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

     The International Coffee Organization, through the imposition of export quotas agreed upon by consumer and producer member nations, has in the past attempted to maintain the commodity prices of green coffees. In August 1993, 21 coffee-producing countries formed a new cartel, the Association of Coffee Producing Countries ("ACPC"), and announced plans to cut the supply of coffee by 20% beginning October 1, 1993 in an attempt to raise world coffee prices. In May 1998, the ACPC agreed to extend its current limitations on the supply of green coffee through June 1999. The Company is unable to predict whether the ACPC will be successful in achieving its goals. The supplies of green coffees held by consumers (roasters and buyers) are currently at low levels.

     During 1997, green coffee prices increased from $1.40 per pound at the start of 1997 to a high over $3.00 per pound in June 1997 and remained relatively high, $1.70 per pound, at the end of 1997. These price levels in 1997 were principally due to a shortage of supply of many grades of coffee caused by disruptive weather patterns throughout the world. Since March 1998, coffee prices have been steadily moving lower due to anticipated increases in future green coffee supplies. The current "C" price for green coffee is $1.17 per pound. In response, to increased coffee prices in 1997, the Company raised its selling prices, once in April and again in July, to maintain its per pound gross profit margin. In response to competitive prices and lower trends in green coffee, the Company reduced its prices to the grocery stores and supermarkets in October 1997. The reductions in the Company's selling prices have preceded the sell through of the Company's higher cost green coffee inventories, thus reducing its fourth quarter Fiscal Year 1997 and the first six months of Fiscal Year 1998 gross profit margins below historical levels. The Company expects its green coffee costs to decrease steadily in the next six months and the Company's gross profit margins to return to historical levels.

     A significant portion of the Company's green coffee supply is contracted for future delivery, generally between three and twelve months forward, to ensure both an adequate supply and reduced risk of short-term price fluctuations. Green coffee is a large market with well-established brokers, importers and warehousemen through which the Company manages its requirements. In addition to forward purchases, the Company keeps physical inventory in its production facility and third-party warehouses representing anywhere from four to ten weeks of supply requirements. All coffee purchase transactions are in U.S. dollars, the industry's standard currency. The Company is not dependent upon any one importer or broker for its supply of green coffee beans.

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

                          PART II. - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     See the discussion of the Kona Coffee Class Action, the Nassau & Liberty Coffee Bar Litigation, the Employee Litigation, the Singlebrew Litigation and the Second Cup Warranty Claims in Note 9 - Litigation to the Notes to the Company's Condensed Consolidated Financial Statements for the second quarter of Fiscal Year 1998 included herewith (the "Second Quarter 1998 Financial Statements").

     The Company is also involved in routine legal proceedings incidental to the conduct of its business. Management believes that none of these routine legal proceedings will have a material adverse effect on the financial condition or operations of the Company.

ITEM 2. CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     See PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS OF OPERATIONS -- Liquidity and Capital Resources above for a detailed discussion of the current defaults under the GSCP Loan Agreement and the Subordinated Note.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     In May 1998, the NASDAQ Stock Market, Inc. ("NASDAQ"), informed the Company, in writing, that it was no longer in compliance with the net tangible assets/market capitalization/net income continued listing requirement (the "NTA Requirement") of the NASDAQ National Market system ("NNM"), and, unless the Company could demonstrate that it would promptly regain compliance with such listing requirement, the Company's common stock would be de-listed from the NNM. Subsequently, NASDAQ also informed the Company that the price of its common stock had been trading below the NNM $1.00 minimum bid price requirement (the "Minimum Bid Price Requirement"). A written hearing before the NASDAQ Qualifications Hearings Panel (the "Panel") was scheduled for August 6, 1998 (the "Hearing"). The Company submitted written materials to NASDAQ outlining a plan for regaining compliance with the NTA Requirement, which was dependent, in part, on the Company and its lenders reaching a definitive debt restructuring plan prior to the date of the Hearing. The Company also indicated in its written submission to NASDAQ that it would consider implementing a reverse split of its common stock to regain compliance with the Minimum Bid Price Requirement provided that NASDAQ accepted the Company's plan for regaining compliance with the NTA Requirement. As discussed above (see PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION RESULTS OF OPERATIONS --Liquidity and Capital Resources), the Company and its lenders were not able to reach agreement on a debt restructuring plan prior to the date of the Hearing, and the Company so informed NASDAQ. The Company has asked NASDAQ to stay any de-listing action pending the outcome of the Company's continuing discussions with its lenders. As of the date hereof, the Panel has not rendered a decision in this matter.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          27 - Financial data Schedule

     (b)  REPORTS ON FORM 8-K

          None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BROTHERS GOURMET COFFEES, INC.



Dated: August 17, 1998             By:  /s/ Barry Bilmes
                                      ----------------------------------------
                                            Barry Bilmes
                                            Vice President Finance
                                            and Administration

                                        Signing on behalf of the registrant
                                        and as principal financial officer of
                                        the registrant